Form 10QSB
period 1997-06-30
SYMPLEX COMMUNICATIONS CORP
filed 1997-09-17
CIK 1039920

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended         June 30, 1997
                              --------------------------------------------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the Transition period from_____________________to___________________________

Commission file number   000-22631
                      ----------------------------------------------------------

                      SYMPLEX COMMUNICATIONS CORPORATION
--------------------------------------------------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)

             Delaware                                    38-3338110
-------------------------------------         ----------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

   5 Research Drive, Ann Arbor, MI                          48103
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

(Issuer's telephone number)              (313) 995-1555
                           -----------------------------------------------------

________________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              [_] Yes       [X] No

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The number of shares of common stock, $.01 par value, at August 31, 1997 is
--------------------------------------------------------------------------------
6,908,322
---------

     Transitional Small Business Disclosure Form (check one):  [_] Yes  [X] No

SYMPLEX COMMUNICATIONS CORPORATION

BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                      JUNE 30,         DECEMBER 31,
ASSETS                                                                                  1997               1996
CURRENT ASSETS:
  Cash                                                                               $   171,743         $  320,290
  Trade receivables, less allowance for doubtful accounts of $30,000                     671,166            529,180
  Inventories (Note 2)                                                                 1,262,500          1,312,734
  Prepaid expenses and other current assets                                               41,360             48,710
                                                                                     -----------         ----------
           Total current assets                                                        2,146,769          2,210,914

PROPERTY AND EQUIPMENT:
  Machinery and equipment                                                              2,751,773          2,692,465
  Office equipment                                                                     1,029,904          1,017,118
  Leasehold improvements                                                                 188,853            188,853
                                                                                     -----------         ----------
           Total                                                                       3,970,530          3,898,436
  Less accumulated depreciation                                                        3,598,529          3,535,910
                                                                                     -----------         ----------
           Net property and equipment                                                    372,001            362,526
                                                                                     -----------         ----------

DEFERRED OFFERING COSTS (Note 1)                                                         271,480             49,464
                                                                                     -----------         ----------

TOTAL ASSETS (Notes 3 and 4)                                                         $ 2,790,250         $2,622,904
                                                                                     ===========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

CURRENT LIABILITIES:
  Trade payables                                                                     $   969,276         $  782,749
  Accrued expenses (Note 7)                                                              231,949            575,763
  Notes payable - revolving (Note 3)                                                     500,000            500,000
  Notes payable - current portion (Note 3)                                               140,000             20,000
  Notes payable - with detachable warrants (Note 4)                                                         510,000
  Current portion of capital lease obligations                                                                1,637
                                                                                     -----------         ----------
           Total current liabilities                                                   1,841,225          2,390,149

NOTES PAYABLE  - LESS CURRENT PORTION (Note 3)                                           360,000            480,000
                                                                                     -----------         ----------

           Total liabilities                                                           2,201,225          2,870,149
                                                                                     -----------         ----------

COMMITMENTS (Note 15)

STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS):
  Common stock, $.01 par value, 20,000,000 shares authorized and 6,933,413 shares issued and outstanding, including 932,639 shares held in escrow at
   June 30, 1997 (Notes 4, 7, 8, 11, and 13)                                              69,334             39,150
  Additional paid-in capital                                                           3,060,853
  Additional paid-in capital - warrants                                                  140,000             40,000
  Notes receivable - recourse                                                           (115,519)
  Notes receivable - non-recourse                                                       (236,010)
  Retained earnings (accumulated deficit)                                             (2,329,633)          (326,395)
                                                                                     -----------         ----------
           Total stockholders' equity (deficiency in assets)                             589,025           (247,245)
                                                                                     -----------         ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 2,790,250         $2,622,904
                                                                                     ===========         ==========

See notes to financial statements.

SYMPLEX COMMUNICATIONS CORPORATION

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                           THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                               1997           1996           1997           1996
NET SALES AND REVENUES (Note 12):
  Manufactured products                     $   916,675     $1,446,385    $ 2,042,278    $ 3,213,054
  Maintenance contracts and service              58,954         54,036        102,795        105,468
                                            -----------     ----------    -----------    -----------
           Total net sales and revenues         975,629      1,500,421      2,145,073      3,318,522

COSTS AND EXPENSES:
  Cost of products sold                         468,623        564,798      1,021,787      1,230,747
  Selling and marketing                         757,381        677,806      1,190,620      1,395,722
  General and administrative (Note 8)           357,166        443,319        912,163        927,372
  Research and development                      301,295        390,423        586,239        776,376
  Engineering                                    74,039        106,164        136,305        192,742
  Service                                        76,706         95,957        167,939        195,453
                                            -----------     ----------    -----------    -----------
           Total costs and expenses           2,035,210      2,278,467      4,015,053      4,718,412
                                            -----------     ----------    -----------    -----------

OPERATING INCOME (LOSS)                      (1,059,581)      (778,046)    (1,869,980)    (1,399,890)

OTHER INCOME (EXPENSE):
  Interest expense                              (25,657)       (35,442)      (103,701)       (38,616)
  Amortization of discount on notes payable                                   (40,000)
  Other income                                    7,531            700         10,443            956
                                            -----------     ----------    -----------    -----------
           Total other income and
             expenses                           (18,126)       (34,742)      (133,258)       (37,660)
                                            -----------     ----------    -----------    -----------

NET LOSS (Note 11)                          $(1,077,707)    $ (812,788)   $(2,003,238)   $(1,437,550)
                                            ===========     ==========    ===========    ===========

LOSS PER COMMON SHARE                       $     (0.25)    $    (0.19)   $     (0.46)   $     (0.33)
                                            ===========     ==========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES                    4,350,557      4,350,557      4,350,557      4,350,557
                                            ===========     ==========    ===========    ===========

See notes to financial statements.

SYMPLEX COMMUNICATIONS CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
SIX MONTH PERIOD ENDED JUNE 30, 1997
--------------------------------------------------------------------------------

                                                                            ADDITIONAL
                                                                             PAID-IN   ADDITIONAL   NOTE       NOTE      EARNINGS
                                                         NUMBER    COMMON    CAPITAL    PAID-IN  RECEIVABLE RECEIVABLE (ACCUMULATED
                                                        OF SHARES  STOCK     WARRANTS   CAPITAL   RECOURSE NON-RECOURSE   DEFICIT)
BALANCE AT DECEMBER 31, 1996                              913,129    39,150     40,000                                     (326,395)

  Statutory merger with wholly owned subsidiary                     (30,019)             $   30,019
  Issuance of common stock, net - private placement     3,395,700    33,957    100,000    1,612,088
  Conversion of notes payable to common stock           1,181,818    11,818                 638,182
  Conversion of accrued liabilities to common stock       170,750     1,708                 339,792
  Issuance of common stock - SAR plan termination          86,871       869                  46,910
  Issuance of common stock - key employee plan            116,945     1,169                  63,151 $(62,319)
  Issuance of common stock - employee stock
     purchase plan                                      1,068,200    10,682                 309,778  (84,450)$(236,010)
  Amounts paid on notes receivable issued under key
     employee stock option plan                                                                       31,250
  Compensation expense recognized on stock issued with
     stock options                                                                           20,933
  Net loss                                                                                                               (2,003,238)
                                                        ---------  -------- ----------   ----------                     -----------

BALANCE AT JUNE 30, 1997                                6,933,413  $ 69,334   $140,000   $3,060,853$(115,519)$(236,010) $(2,329,633)
                                                        =========  ======== ==========   ========== ========  ========  ===========

See notes to financial statements.

SYMPLEX COMMUNICATIONS CORPORATION

STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                 SIX MONTHS        SIX MONTHS
                                                                ENDED JUNE 30,    ENDED JUNE 30,
                                                                    1997               1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $ (2,003,238)     $(1,437,550)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation                                                        84,620          115,891
  Amortization of discount on notes payable                           40,000
  Compensation for termination of SAR plan                            47,779
  Compensation recognized for stock options                           20,933
  Changes in assets and liabilities that provided (used) cash:
   Trade receivables                                                (141,986)         563,341
   Inventories                                                        50,234         (202,640)
   Prepaid expenses and other current assets                           7,350           46,517
   Organizational costs                                             (222,016)
   Trade payables                                                    186,527           (4,618)
   Accrued expenses                                                   (2,314)         (67,032)
                                                                   ----------        ---------
      Total adjustments                                               71,127          451,459
                                                                   ----------        ---------
      Net cash used in operating activities                       (1,932,111)        (986,091)

CASH FLOWS USED IN INVESTING ACTIVITIES -
   Purchases of property and equipment                               (94,095)         (14,056)
                                                                   ----------        ---------
      Net cash used in investing activities                          (94,095)         (14,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on line of credit                                                       910,000
   Borrowings of notes payable                                       100,000
   Issuance of detachable warrants
   Distribution to stockholders
   Proceeds from issuance of common stock                          1,779,296
   Common stock redemption
   Payments on capital lease obligations                              (1,637)          (3,274)
                                                                   ----------        ---------
      Net cash provided by (used in) financing activities          1,877,659          906,726
                                                                   ----------        ---------

(DECREASE) INCREASE IN CASH                                     $   (148,547)     $   (93,421)

CASH AT BEGINNING OF PERIOD                                          320,290           93,421
                                                                   ----------        ---------

CASH AT END OF PERIOD                                           $    171,743      $
                                                                   ==========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION - Cash paid during the period for interest       $    103,651      $     3,174
                                                                   ==========        =========

NONCASH INVESTING AND FINANCING ACTIVITIES:

   Conversion of amortized balance of notes payable
      to common stock                                           $    650,000
                                                                   ==========
   Conversion of accrue liabilities of common stock             $    341,500
                                                                   ==========
   Issuance of common stock for SAR plan termination            $     47,779
                                                                   ==========
   Notes receivable issued for purchase of common stock         $    382,779
                                                                   ==========
See notes to financial statements.

SYMPLEX COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1997 AND 1996
--------------------------------------------------------------------------------

1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS - Symplex Communications Corporation (the "Company") designs, manufactures and sells specialized data communications equipment primarily used to create computer networks and send information electronically.

     The financial statements have been prepared on a basis consistent with accounting principles generally accepted in the United States. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for such periods.

     REORGANIZATION - On February 28, 1997, the Company merged with a wholly owned subsidiary which had no assets. The transaction was accounted for as a pooling of interest.

     SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

     DEFERRED OFFERING COSTS related to equity offerings are capitalized until completion of the transaction. Once the transactions are complete, the costs are netted against any proceeds and reclassified to additional paid-in capital.

     LOSS PER COMMON SHARE - Loss per share is computed using the weighted average number of shares of common stock and common stock equivalents. In accordance with Securities and Exchange Staff Accounting Bulletin 83, common stock and common stock equivalents issued at prices below an initial public offering price during the twelve months immediately preceding the initial filing date are included in this calculation as if they were outstanding for all periods presented using the treasury stock method and the expected initial public offering price as the repurchase price. Under this guidance, earnings (loss) per share is calculated without regard to antidilution. The following common stock equivalents have been included in the weighted average number of common shares outstanding as if issued for all periods presented:

                                                                           COMMON
                                                                            STOCK
                                                                          EQUIVALENT
         Common stock issued under private placement                        1,528,065
         Conversion of notes payable                                          531,818
         Common stock exchanged for SAR Plan termination                       39,092
         Common stock issued under key employee plan                           52,625
         Common stock issued under employee purchase plan                     747,740
         Accrued liabilities converted to common stock                         76,838
         Warrants issued with convertible debt                                146,250
         Warrants issued to private investment group                          315,000
                                                                            ---------

         Total common stock equivalents                                     3,437,428
                                                                            =========

2.   INVENTORIES

     Inventories as of June 30, 1997 consist of the following:

                                             JUNE 30,
                                              1997
         Raw materials                    $   94,406
         Work-in-process                     287,408
         Finished goods                      880,686
                                          ----------

         Total                            $1,262,500
                                          ==========

3.   NOTES PAYABLE

     In March 1997, the Company restructured its bank line of credit agreement. Under the new agreement, $500,000 of the December 31, 1996 balance was converted to a term note payable, with $500,000 remaining as the amount available under the line of credit. The term note matures December 1, 1999 and requires quarterly principal payments, beginning September 1, 1997, of $10,000 for the first two payments, and $60,000 for the remaining eight. Both the new term agreement and the line of credit require monthly interest payments at a variable rate of 2% above the bank's prime rate. Both agreements are secured by all assets of the Company and contain restrictive covenants. The outstanding balances on the line of credit and term note at June 30, 1997 were $500,000 and $500,000, respectively.

4.   NOTES PAYABLE - WITH DETACHABLE WARRANTS

     In February 1997, the Company received an additional $100,000 from a private investment group in exchange for a convertible subordinated note payable with detachable warrants. The associated warrants allow the purchase of 50,000 shares of voting, $.01 par value common stock. The warrants are exercisable at $0.55 per share and expire March 5, 1999. On March 5, 1997, in conjunction with the private placement, this debt and the previously issued $300,000 note were converted to 727,273 shares of $.01 par value common stock.

     On March 5, 1997, in conjunction with the private placement, the $250,000 debt to a shareholder was converted to 454,545 shares of $.01 par value common stock.

5.   RELATED PARTY TRANSACTIONS

     A subordinated note payable to a stockholder was converted to common stock in March 1997 (Note 4).

     In March 1997, certain stockholders converted $341,500 in accrued expenses to equity as approved by the Board in November 1996. The stockholders received one share of no-par, common stock for every $2 of indebtedness or 170,750 shares.

6.   INCOME TAXES

     Prior to March 1, 1997, the Company was taxed as an S corporation under the U.S. Internal Revenue Code which provides that, in lieu of corporate income taxes, the stockholders are taxed on their proportional share of the Company's net income. Accordingly, the financial statements for all periods presented prior to the quarter ended June 30, 1997 do not include a provision for corporate income taxes. Had the S election not been in place, the tax benefit for corporate income taxes would have been $289,000 based upon the statutory rate of 34 percent for the year ended December 31, 1996.

7.   STOCK OPTIONS

     During the second quarter of 1997, the Company issued 1,068,200 shares of $.01 par value, common stock pursuant to the exercise of stock options under the employee share purchase stock option plan. These options were granted to employees during the second quarter of 1997 and allowed the employees to purchase $.01 par value, common stock at a purchase price of $.30 per share with either a recourse or non-recourse note. According to the terms of the employee share purchase stock option agreement, the stock vests ratably over three years and is held in escrow until vested and the attributable portion of any outstanding notes is paid. A total of approximately $76,800 will be charged to compensation expense over the three-year vesting period for the 281,500 shares issued with recourse notes based upon the purchase price of $.30 per share, a market price of $.55 per share. The options exercised with nonrecourse notes are treated as a variable Plan. Compensation expense will be recorded over the three-year vesting period plus interest on the nonrecourse notes for the 786,700 shares issued with non-recourse notes based upon the purchase price of $.30 per share and a market price of $.55 per share as of June 30, 1997. As of June 30, 1997, 135,561 shares were vested and released from escrow, and the balance on the notes receivable was $320,460.

     During the second quarter of 1997, the Company issued 116,945 shares of $.01 par value, common stock pursuant to the exercise of stock options under the key employee option plan. These options were granted to employees during the second quarter of 1997 and allowed the employees to purchase $.01 par value, common stock at a purchase price of $.55 per share with a recourse note. At June 30, 1996, the balance on the notes receivable was $31,069.

8.   COMMITMENTS

     The Company intends to file a final prospectus with the British Columbia Securities Commission to effect an initial public offering of its stock in September 1997.

9.   SUBSEQUENT EVENTS

     BRIDGE LOAN FINANCING:

     In August 1997, the Company obtained bridge financing of $1,200,000 in subordinated promissory notes. The notes bear interest at prime plus 2% and are due August 27, 1998 or such earlier date as described below.

     Certain of the notes, aggregating $700,000, are convertible within 7 days of receipt of the filing of a final prospectus, into 700,000 shares of common stock and warrants to purchase 350,000 shares at $1.00 per share. If the Canadian offering has not closed by August 28, 1998, in addition to the principal and interest due under the note, the noteholders will be entitled to receive warrants to purchase up to 350,000 shares at $1.00 per share.

     Other notes aggregating $500,000 are due within 15 days of the completion of the Canadian public offering. Concurrently with the issuance of these notes the noteholders received warrants allowing the holders to purchase up to 250,000 shares of common stock at any time prior to August 27, 1998 at $1.00 per share.

     The above notes are subordinated to amounts owed to Michigan National Bank and are secured by all personal property of the Company.

     OPTIONS:

     Subsequent to June 30, 1997 the Company granted options to purchase 673,814 shares of common stock under the Key Employee Option Plan, exercisable at $1.00 per share.

     STOCK REDEMPTIONS:

     In September, 1997 60,091 common shares originally issued under the employee share purchase stock option plan were surrendered in exchange for the cancellation of certain non-recourse notes totalling $18,027. Under the terms of the plan employees not remaining with the Company for the described vesting period are required to surrender shares according to a vesting formulas.

                                  * * * * * *

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the selected financial data and the financial statements and notes thereto filed herewith.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996
-------------------------------------------------------------------------

Net Sales. Net sales from operations for the six months ended June 30, 1997 totaled $2,145,073 compared to $3,318,522 for the six months ended June 30, 1996. The decline of $1,173,449 or 35% is attributable to (i) the continued decline in Datamizer product sales by $991,000 from $2,312,000 to $1,321,000
(ii) the decline in DirectRoute product sales by $183,000 from $1,007,000 to $824,000 (iii) the cash constraints experienced by the Company during the first quarter of 1997 reflecting in a significant reduction in sales and marketing activity and (iv) a significant change in its senior management and the refocus of the Company's overall business strategies.

Sales net of Direct Costs of Products Sold at June 30, 1997 were $1,123,286 or 52.4% compared to $2,087,775 or 62.9% at June 30, 1996. Margins in 1997 were adversely impacted by cost overruns resulting from declining volumes and higher component costs and from competitive price pressures in selected markets. Additionally, product sales in 1997 included a higher percentage of lower margin DirectRoute products and lower percentage of the higher margin Datamizer products as compared to 1996.

Research and development costs. Research and development expenses were $586,239 in the first six months of 1997 as compared to $776,376 for the comparable six month period in 1996. This $190,000 decline reflected reductions primarily in payroll and related benefits of $100,000 and new product development of $90,000 due again to cash constraints.

Sales and marketing expenses. Sales and marketing expenses in the six months to June 30, 1997 were $1,190,620 as compared to $1,395,722 for the same period in 1996. This $205,000 decline reflects decreased investment in payroll and related benefits of $163,000, commission expense of $54,000 and international activities of $30,000, offset by an increase in advertising of $42,000.

General and administrative, engineering and service expenses. General and administrative expenses for the first six months of 1997 were $912,163 as compared to approximately $927,372 in the corresponding period in the prior year. This $15,000 decrease resulted primarily from a reduction in payroll and related benefits of $23,000, depreciation of $5,000 and outside services of $18,000, offset by a net increase in general expenses of $31,000, mostly attributable to a $48,000 expense for terminating the Stock Appreciation Rights Plan. Engineering expenses declined $56,000 to $136,305 through June 30, 1997 from $192,742 for the comparable period in 1996. The decline was due to payroll expense reductions mandated by cash constraints. Service expenses declined $28,000 to $167,939 through June 30, 1997 from $195,453 for the comparable period in 1996. This decline again was attributable to payroll expense reductions.

Net Loss. The Company reported a net loss of $2,003,238 for the six months ended June 30, 1997 as compared to a net loss of $1,437,550 for the comparable period in 1996. The Company continues to experience revenue and margin shortfalls in both its product lines and to be adversely impacted by higher interest expense.

Three Months Ended June 30,1997 Compared to Three Months Ended June 30, 1996
----------------------------------------------------------------------------

Net sales. Net sales for the three months ended June 30, 1997 were $975,629 as compared to $1,500,421 for the same period in 1996. The decline of $525,000 can be attributed mostly to a $356,000 revenue decline from both product lines in the international marketplace. Additionally, the domestic marketplace for DirectRoute products experienced a $158,000 decline in revenue volume. The gross margin for the second three months of 1997 was 52.0% as compared to 62.4% for the comparable period in 1996. This 10.4% decline is attributable to revenue volume shortfalls, higher component costs and competitive price pressures in selected markets.

Research and development expenses. Research and development expenses for the three months ended June 30, 1997 were $301,295 compared to $390,423 for the comparable period in 1996, representing a $89,000 decline primarily from reduced payroll and related benefit expenses.

Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 1997 were $757,381 as compared to $677,806 for the comparable three month period in 1996. This $80,000 increase is attributable to renewed selling and marketing activities subsequent to the private placement funding of $1,867,045 secured in March 1997.

General and administrative, engineering and service expenses. General and administrative expenses for the three months ended June 30,1997 were $357,166 as compared to $443,319 for the comparable period in 1996. The $86,000 decline resulted from expense reallocations and a reduction in general office expenses. Engineering expenses for the three months ended June 30, 1997 were $74,039 as compared to $106,164 for the comparable period in 1996. This $32,000 decline resulted from reduced payroll and related benefit expenses. Service expenses for the three months ended June 30, 1997 were $76,706 as compared to $95,957 for the comparable period in 1996. This $19,000 decline resulted from reduced payroll and related benefit expenses.

Net loss. The Company reported a net loss of $1,077,707 for the three months ended June 30, 1997 as compared to $812,788 for the comparable period in 1996. The Company continues to experience revenue and margin shortfalls in both its product lines and to be adversely impacted by higher interest expenses.

Liquidity and Capital Resources
-------------------------------

The Company financed its second quarter 1997 operating losses principally through the proceeds of $1,867,045, before expenses, of a March 1997 private placement and a second cash infusion of $100,000 from a private investment group. In addition, several existing debt holders converted accrued liabilities aggregating $991,500 to equity. Cash utilized in operating activities in the six months ended June 30, 1997 approximated $1,932,000 compared to approximately $986,000 in the corresponding period in 1996. Cash generated by financing activities previously mentioned through June 30, 1997 totaled $1,878,000 as compared to $907,000 in the corresponding period of 1996.

As of June 30, 1997, the Company's principal sources of liquidity were cash of approximately $172,000, trade receivables approximating $671,000 and current and long-term liabilities of approximately $2,201,000.

At December 31, 1996, Symplex was fully borrowed against its $1,000,000 line of credit agreement accruing interest at 2% above the bank's prime lending rate. The line is secured by the assets of the Company. In March 1997, Symplex restructured its fully utilized bank line of credit into $500,000 of long-term debt and $500,000 remaining as the amount available under the line of credit. The term note matures December 1, 1999 and requires quarterly payments of $10,000 for the first two quarters and $60,000 for each of the remaining eight quarters. Both the new term loan agreement and the line of credit require monthly interest payments at the variable rate of 2% above the bank's prime rate. Both agreements are secured by all the assets of the Company and contain restrictive covenants. As of June 30, 1997, the Company was in compliance with the bank restrictive covenants and had fully utilized the $500,000 Line of Credit.

The Company had net working capital approximating $89,000 and $1,710,000 for the periods of June 30, 1997 and March 31, 1997, respectively. Symplex will require additional debt or equity financing to implement its long-term strategies and achieve its objectives. The Company has prepared a Canadian initial public offering document and is negotiating with the underwriting agent to establish the terms of this offering currently scheduled for the third quarter of 1997. In the opinion of management, the proceeds from this offering, the existing sources of liquidity and the funds generated from future operations will be sufficient to meet the Company's short-term projected working capital and other cash requirements assuming implementation of the operating objectives and attainment of certain revenue expectations. Management will monitor operating performance closely, however, and if it appears that the strategies implemented will not generate the desired results within a reasonable period, will reduce expenses accordingly. As the Company will require additional debt or equity financing to satisfy its longer term working capital and other cash requirements, however, Symplex will continually evaluate the availability and appropriateness of various methods of securing additional financing.

                               *      *      *
                          FORWARD-LOOKING STATEMENTS

     The statements contained in this report which are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors for such statements under such sections. The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on numerous assumptions, including, but not limited to, the assumption: that the new management team will function effectively; that significant increases in sales and marketing personnel and expenditures will result in increased sales; that the new generation Datamizer product will result in increased sales in the Datamizer product line; that the new generation of Datamizer and DirectRoute products will be developed on schedule and will provide the level of performance and reliability demanded by the marketplace; that focusing sales efforts on multinational companies in North America will generate revenue growth internationally; that the Company can successfully compete with larger, more established competitors; that market segments targeted by the Company will continue to grow; that the Company will be successful in emphasizing the mid-and high-range components of the DirectRoute product line; that pricing and other competitive pressures worldwide will not cause margins to erode significantly; and that currency fluctuations worldwide will not cause adverse pricing pressures.

The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by the forward-looking statements, including, but not limited to, the risk: associated with new management teams; that increased sales and marketing personnel and expenditures will not increase sales sufficiently to cover the associated costs; that the new generation of Datamizer and DirectRoute products will experience development or product roll-out problems; that the Company's current product line, the new generation Datamizer and DirectRoute products, or future products will not keep up with the rapid technological change in the marketplace or will otherwise not be well-accepted in the market; that competitive conditions in the internetworking industry will change adversely or otherwise become more intense; that changes in technology or consumer preference could cause the growth rate in the markets the Company serves to slow or halt; that demand for the DirectRoute product line will slow; that sales of mid- and high-range DirectRoute components are not the significant portion of DirectRoute sales; that worldwide pricing and other competitive pressures could adversely affect the Company's margins; or that currency fluctuations could result in international pricing pressures or could reduce the value in U.S. dollar terms of the Company's international sales.

                          PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits - See Index to Exhibits.

         (b) Reports on Form 8-K during the six months ended June 30, 1997 - none.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SYMPLEX COMMUNICATIONS CORPORATION



Date: September 17, 1997      By: /s/ Gary R. Brock
                                  -----------------------------------
                              Gary R. Brock
                              President, Chief Executive Officer
                              (Principal Executive Officer)

Date: September 17, 1997      By: /s/ Thomas Radigan
                                  -----------------------------------
                              Thomas Radigan
                              Chief Financial Officer, Treasurer, Secretary
                              (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number     Description                                              Page No.
------     -----------                                              --------

3.1 Certificate of Incorporation of the Company, as amended by Agreement of Merger by and between the Company and Symplex Communications Corporation, a California corporation./(1)/

3.2        Bylaws of the Company. /(1)/

10.1 Symplex Communications Corporation Amended and Restated Nonstatutory Stock Option Plan./(1)/

10.2       Symplex Communications Corporation IPO Stock Option
           Plan./(1)/

10.3       Letter Agreement dated March 6, 1997 between the
           Company and George Brostoff./(1)/

10.4       Letter Agreement dated February 12, 1997 between the
           Company and Opus Capital, LLP./(1)/

10.5 Manufacturing Services Agreement dated July 5, 1995 between the Company and IEC Electronics Corp./(1)/

10.6 Restructure Agreement dated March 25, 1997 between the Company and Michigan National Bank./(1)/

10.7 Business Loan Agreement and Addendum to Business Loan Agreement, each dated March 25, 1997, between the Company and Michigan National Bank./(1)/

27.1       Financial Data Schedule.
____________________
(1) Incorporated by reference from the Company's Registration Statement on Form 10-SB filed May 30, 1997.