Form 10QSB
period 1997-09-30
SYMPLEX COMMUNICATIONS CORP
filed 1997-11-14
CIK 1039920

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended   September 30, 1997
                                 ---------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the Transition period from _____________________  to ______________________

Commission file number            000-22631
                      ------------------------------------------

                      SYMPLEX COMMUNICATIONS CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Delaware                                           38-3338110
--------------------------------------------------------------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

5 Research Drive, Ann Arbor, MI                                48103
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

(Issuer's telephone number) (313) 995-1555
                           ----------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                               [X] Yes    [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The number of shares of common stock, $.01 par value, at October 31, 1997 is
----------------------------------------------------------------------------
6,772,059
---------

Transitional Small Business Disclosure Form (check one):    [ ] Yes    [X]  No

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                PAGE NO.
                                                                              --------
     ITEM 1. FINANCIAL STATEMENTS.
       Balance Sheets at September 30, 1997 (unaudited) and December 31, 1996     3

       Statements of Operations for the Three and Nine Months                     4
       Ended September 30, 1997 (unaudited) and 1996 (unaudited)

       Statements of Stockholders' Equity for the Nine Months Ended               5
       September 30, 1997 (unaudited) and Year Ended December 31, 1996

       Statements of Cash Flows for the Nine Months                               6
       Ended September 30, 1997 (unaudited) and 1996 (unaudited)

       Notes to Unaudited Financial Statements                                    7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION         16
            AND RESULTS OF OPERATIONS.

PART II - OTHER INFORMATION

     ITEM 2. CHANGES IN SECURITIES.                                              20

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                                   20

SIGNATURES                                                                       21

EXHIBIT INDEX                                                                    22


                        Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

SYMPLEX COMMUNICATIONS CORPORATION

BALANCE SHEETS

--------------------------------------------------------------------------------


ASSETS                                                                              September 30,        December 31,
                                                                                        1997                1996
                                                                                     (Unaudited)
CURRENT ASSETS:
 Cash                                                                               $   427,305          $   320,290
 Trade receivables, less allowance for doubtful accounts of $30,000                     560,603              529,180
 Inventories                                                                          1,214,658            1,312,734
 Prepaid expenses and other current assets                                               55,725               48,710
                                                                                    -----------          -----------
      Total current assets                                                            2,258,291            2,210,914

PROPERTY AND EQUIPMENT:
 Machinery and equipment                                                              2,736,764            2,692,465
 Office equipment                                                                     1,029,904            1,017,118
 Leasehold improvements                                                                 188,853              188,853
                                                                                    -----------          -----------
      Total                                                                           3,955,521            3,898,436
 Less accumulated depreciation                                                        3,643,474            3,535,910
                                                                                    -----------          -----------
      Net property and equipment                                                        312,047              362,526
                                                                                    -----------          -----------

DEFERRED OFFERING & FINANCING COSTS                                                     455,300               49,464
                                                                                    -----------          -----------

TOTAL ASSETS                                                                        $ 3,025,638          $ 2,622,904
                                                                                    -----------          -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

CURRENT LIABILITIES:
 Trade payables                                                                     $   871,031          $   782,749
 Accrued expenses                                                                       216,085              575,763
 Notes payable - revolving                                                              500,000              500,000
 Notes payable - current portion                                                        490,000               20,000
 Notes payable - subordinated debt                                                    1,164,000              510,000
 Current portion of capital lease obligations                                                                  1,637
                                                                                    -----------          -----------
      Total current liabilities                                                       3,241,116            2,390,149

NOTES PAYABLE - LESS CURRENT PORTION                                                                         480,000
                                                                                    -----------          -----------
      Total liabilities                                                               3,241,116            2,870,149
                                                                                    -----------          -----------

COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS):
 Common stock, $.01 par value; 20,000,000 shares authorized and 6,924,641 shares issued and outstanding, including 904,769 shares held in escrow at
  September 30, 1997 and 913,129 shares issued and outstanding at December 31,
  1996 and 1995                                                                          69,246               39,150
 Additional paid-in capital                                                           3,417,983
 Unearned compensation expense                                                         (146,008)
 Additional paid-in capital - warrants                                                   76,000               40,000
 Notes receivable - recourse                                                            (84,451)
 Notes receivable - non-recourse                                                       (222,878)
 Retained earnings (accumulated deficit)                                             (3,325,370)            (326,395)
                                                                                    -----------          -----------
      Total stockholders' equity (deficiency in assets)                                (215,478)            (247,245)
                                                                                    -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 3,025,638          $ 2,622,904
                                                                                    ===========          ===========

See notes to unaudited financial statements.

SYMPLEX COMMUNICATIONS CORPORATION

STATEMENTS OF OPERATIONS (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------
                                                  Three Months Ended September 30,      Nine Months Ended September 30,
                                                        1997          1996                  1997            1996
NET SALES AND REVENUES:
 Manufactured products                              $  738,625     $1,715,892           $ 2,780,903     $ 4,928,946
 Maintenance contracts and service                      44,573         54,706               147,368         160,174
                                                    ----------     ----------           -----------     -----------
    Total net sales and revenues                       783,198      1,770,598             2,928,271       5,089,120

COSTS AND EXPENSES:
 Cost of products sold                                 379,082        792,034             1,400,869       2,022,781
 Selling and marketing                                 634,119        626,273             1,824,739       2,021,995
 General and administrative                            313,977        429,286             1,266,140       1,356,658
 Research and development                              285,925        271,070               872,164       1,047,446
 Engineering                                            64,324        103,756               200,629         296,498
 Service                                                72,642         94,160               240,581         289,613
                                                    ----------     ----------           -----------     -----------
    Total costs and expenses                         1,750,069      2,316,579             5,765,122       7,034,871
                                                    ----------     ----------           -----------     -----------

OPERATING INCOME (LOSS)                               (966,871)      (545,981)           (2,836,851)     (1,945,871)

OTHER INCOME (EXPENSE):
 Interest expense                                      (32,185)       (40,067)             (135,886)        (78,683)
 Amortization of discount on notes payable                                                  (40,000)
 Other income                                            3,319          6,799                13,762           7,755
                                                    ----------     ----------           -----------     -----------
    Total other income and expenses                    (28,866)       (33,268)             (162,124)        (70,928)
                                                    ----------     ----------           -----------     -----------

NET LOSS                                            $ (995,737)    $ (579,249)          $(2,998,975)    $(2,016,799)
                                                    ----------     ----------           -----------     -----------

LOSS PER COMMON SHARE                               $    (0.11)    $    (0.06)          $     (0.34)    $     (0.23)
                                                    ----------     ----------           -----------     -----------

WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES                            8,941,501      8,941,501             8,941,501       8,941,501
                                                    ==========     ==========           ===========     ===========

See notes to unaudited financial statements.

SYMPLEX COMMUNICATIONS CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997 AND FOR THE YEAR ENDED
DECEMBER 31, 1996

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      ADDITIONAL
                                                                                        PAID-IN      UNEARNED     ADDITIONAL
                                                                NUMBER      COMMON      CAPITAL    COMPENSATION    PAID-IN
                                                               OF SHARES     STOCK      WARRANTS      EXPENSE      CAPITAL
BALANCE AT DECEMBER 31, 1995                                    913,129      39,150
 Issuance of detachable warrants                                                       $  40,000
 Net loss
                                                              ---------    --------    ---------
BALANCE AT DECEMBER 31, 1996                                    913,129      39,150       40,000
                                                              ---------    --------    ---------
 Statutory merger with wholly owned subsidiary                              (30,019)                            $    30,019
 Issuance of common stock, net - private placement            3,395,700      33,957                               1,712,088
 Conversion of notes payable to common stock                  1,181,818      11,818                                 638,182
 Conversion of accrued liabilities to common stock              170,750       1,708                                 339,792
 Issuance of common stock - SAR plan termination                 86,871         869                                  46,910
 Issuance of common stock - key employee plan                   116,945       1,169                                  63,151
 Issuance of common stock - employee stock
   purchase plan                                              1,108,200      11,082                 $ (277,050)     598,428
 Amounts paid on notes receivable issued under key
   employee stock option plan
 Compensation expense recognized on stock issued with
   stock options                                                                                       110,099
 Warrants issued with bridge financing                                                    36,000
 Financing fee shares                                            35,000         350                                  34,650
 Employee stock purchase plan-surrendered shares                (83,772)       (838)                    20,943      (45,237)
 Net loss
                                                              ---------    --------    ---------    ----------   ----------
BALANCE AT SEPTEMBER 30, 1997 (Unaudited)                     6,924,641    $ 69,246    $  76,000    $ (146,008)  $3,417,983
                                                              =========    =======     =========    ==========   ==========

                                                                                                                RETAINED
                                                                  NOTE                       NOTE               EARNINGS
                                                               RECEIVABLE                 RECEIVABLE          (ACCUMULATED
                                                                RECOURSE                 NON-RECOURSE            DEFICIT)
BALANCE AT DECEMBER 31, 1995                                                                                    3,318,242
 Issuance of detachable warrants
 Net loss                                                                                                      (3,644,637)
                                                                                                              -----------
BALANCE AT DECEMBER 31, 1996                                                                                     (326,395)
                                                                                                              -----------
 Statutory merger with wholly owned subsidiary
 Issuance of common stock, net - private placement
 Conversion of notes payable to common stock
 Conversion of accrued liabilities to common stock
 Issuance of common stock - SAR plan termination
 Issuance of common stock - key employee plan                 $(62,319)
 Issuance of common stock - employee stock
   purchase plan                                               (84,450)                 $(248,009)
 Amounts paid on notes receivable issued under key
   employee stock option plan                                   62,318
 Compensation expense recognized on stock issued with
   stock options
 Warrants issued with bridge financing
 Financing fee shares
 Employee stock purchase plan-surrendered shares                                           25,131
 Net loss                                                                                                       $(2,998,975)
                                                              --------                  ---------
BALANCE AT SEPTEMBER 30, 1997 (Unaudited)                     $(84,451)                 $(222,878)              $(3,325,370)
                                                              ========                  =========               ===========


SYMPLEX COMMUNICATIONS CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                     NINE MONTHS    NINE MONTHS
                                                         ENDED        ENDED
                                                     SEPTEMBER 30, SEPTEMBER 30,
                                                         1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $(2,998,975)  $(2,016,799)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation                                          128,677       174,296
    Amortization of discount on notes payable              40,000
    Compensation for termination of SAR plan               47,779
    Compensation recognized for stock options             110,099
    Changes in assets and liabilities that
     provided (used) cash:
      Trade receivables                                   (31,423)      537,407
      Inventories                                          98,076        84,610
      Prepaid expenses and other current asseets           (7,015)        6,389
      Deferred offering and financing costs              (370,836)
      Trade payables                                       88,282        61,827
      Accrued expenses                                    (18,178)       94,864
                                                      -----------   -----------
          Total adjustments                                85,461       959,393
                                                      -----------   -----------
          Net cash used in operating activities        (2,913,514)   (1,057,406)

CASH FLOWS USED IN INVESTING ACTIVITIES -
 Purchase of Property and equipment                       (78,198)      (31,104)
                                                      -----------   -----------
          Net cash used in investing activities           (78,198)      (31,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on line of credit                                        1,000,000
  Borrrowings of notes payable                            100,000
  Proceeds from bridge financing                        1,164,000
  Issuance of detachable warrants                          36,000
  Distribution to stockholders
  Proceeds from issuances of common stock               1,800,364
  Common stock redemption
  Payments of capital lease obligations                    (1,637)       (4,911)
                                                      -----------   -----------
          Net cash provided by (used in)
           financing activities                         3,098,727       995,089
                                                      -----------   -----------

(DECREASE) INCREASE IN CASH                           $   107,015   $   (93,421)

CASH AT BEGINNING OF PERIOD                               320,290        93,421
                                                      -----------   -----------
CASH AT END OF PERIOD                                 $   427,305   $
                                                      ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION - Cash paid during the
 period for interest                                  $   103,651   $    81,857
                                                      ===========   ===========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of amortized balance of notes
   payable to common stock                            $   650,000
                                                      ===========
  Conversion of accounts liabilities to common stock  $   341,500
                                                      ===========
  Issuance of common stock for SAR plan termination   $    47,779
                                                      ===========
  Notes receivable issued for purchase
   of common stock                                    $   394,778
                                                      ===========
  Issuance of common stock as a financing fee         $    35,000
                                                      ===========

See notes to unaudited financial statements.

SYMPLEX COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

   NATURE OF BUSINESS - Symplex Communications Corporation (the "Company") designs, manufactures and sells specialized data communications equipment primarily used to create computer networks and send information electronically. The Company's primary markets are North America and Europe.

   The financial statements have been prepared by management on a basis consistent with accounting principles generally accepted in the United States. The interim financial statements for the nine months ended September 30, 1997 and 1996 reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of reporting for such periods.

   REORGANIZATION - On February 28, 1997, the Company merged with a wholly owned subsidiary which had no assets. The transaction was accounted for as a pooling of interest.

   SIGNIFICANT ACCOUNTING POLICIES
   -------------------------------

   INVENTORIES are stated at the lower of cost (determined on the first-in, first-out method) or market (net realizable value).

   PROPERTY AND EQUIPMENT are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful life of the asset. The costs of major remodeling and improvements on leased property are capitalized as leasehold improvements. Capital leases are recorded at fair market value of the assets. The estimated service lives used to compute depreciation are five years for equipment and the shorter of the useful life or the lease term for leasehold improvements.

   RESEARCH AND DEVELOPMENT costs related to new data communications products are expensed as incurred. Total research and development costs of approximately $872,000 and $1,047,000 for the nine months ended September 30, 1997 (unaudited) and 1996 (unaudited), respectively.

   DEFERRED OFFERING COSTS relate to equity offerings and are capitalized until completion of the transaction. Once the transactions are complete, the costs are netted against any proceeds and reclassified to additional paid-in capital.

   PRODUCT WARRANTY COSTS - Sales agreements provide for necessary warranty service for one year on new installations. The estimated future costs of warranty service for products sold as of September 30, 1997 (unaudited) and as of December 31, 1996 is $30,000 which is included in accrued expenses.

   COST OF PRODUCTS SOLD excludes manufacturing overhead, comprised primarily of indirect labor, depreciation and occupancy costs, which are included in general and administrative expenses.

   STOCK-BASED COMPENSATION - The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for

   Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the company's stock at the date of the grant over the amount the employee must pay to acquire the stock in the accompanying statements of operations.

   INCOME TAXES - The Company accounts for income taxes in accordance with SFAS 109, "Accounting For Income Taxes," which utilizes an asset/liability approach in accounting for future deductible/taxable amounts.

   USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of asset and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   EARNINGS (LOSS) PER COMMON SHARE - According to Securities and Exchange Commission Staff Accounting Bulletin 83, common stock and common stock equivalents issued during the twelve months immediately preceding an initial public offering are included in this calculation as if they were outstanding for all periods presented. Under this guidance, earnings (loss) per share is calculated without regard to antidilution. The following common stock and common stock equivalents have been included in the number of common shares outstanding as if issued for all periods presented:


                                                                     COMMON
                                                                      STOCK
                                                                    EQUIVALENT

      Common stock issued under private placement                   3,395,700
      Conversion of notes payable                                   1,181,818
      Common stock exchanged for SAR Plan termination                  86,871
      Conversion of stockholders' liability                           170,750
      Common stock issued under key employee plan                     116,945
      Common stock issued under employee purchase plan                871,846
      Warrants issued with convertible debt                           325,000
      Warrants issued to private investment group                     700,000
      Common stock issued to underwriter                               35,000
      Issuance of options under employee share purchase plan          544,442
      Warrants issued in connection with bridge loan financing        600,000
                                                                    ---------

      Total common stock equivalents                                8,028,372
                                                                    =========

2. INVENTORIES

   Inventories as of September 30, 1997 (unaudited) and December 31, 1996 consist of the following:

                                           SEPTEMBER 30,       DECEMBER 31,
                                         ----------------   ----------------
                                               1997                1996
                                            (UNAUDITED)

         Raw materials                     $   133,300         $   104,955
         Work-in-process                       287,759             386,735
         Finished goods                        793,599             821,044
                                           -----------         -----------

         Total                             $ 1,214,658         $ 1,312,734
                                           ===========         ===========

3. NOTES PAYABLE

   NOTES PAYABLE - At December 31, 1996, the Company had a line of credit agreement which provided for borrowings up to $1,000,000 at 2% above the bank's prime rate, secured by all assets of the Company. The Company had borrowings against this line of credit of $1,000,000 and $0 at December 31, 1996 and 1995, respectively.

   The agreements for the line of credit contain restrictive covenants, the most significant of which require the Company to 1) maintain certain levels of net worth, as defined; 2) maintain certain levels of working capital; and 3) maintain a certain level of total liabilities to net worth.

   In March 1997, the Company restructured its bank line of credit agreement. Under the new agreement, $500,000 of the December 31, 1996 balance was converted to a term note payable, with $500,000 remaining as the amount available under the line of credit. The term note matures December 31, 1999 and requires quarterly principal payments, beginning September 1, 1997, of $10,000 for the first two payments, and $60,000 for the remaining eight. Both the new term agreement and the line of credit require monthly interest payment at a variable rate of 2% above the bank's prime. Both agreement are secured by all assets of the Company and contain restrictive covenants.

   The Company was not in compliance with certain of its debt covenants at September 30, 1997 and received a waiver of such covenants from the bank. Effective March 31, 1998 the bank also reset the current ratio and net worth covenants from that point forward. The Company has reflected the entire note balance as current as of September 30, 1997 since it is uncertain whether it will be able to meet the reset debt covenants at March 31, 1998 and at future measurement dates.

4. NOTES PAYABLE

   Notes payable consisted of the following at September 30, 1997 and December 31, 1996:

                                               SEPTEMBER 30,       DECEMBER 30,
                                                   1997                1996
                                               (UNAUDITED)

     Convertible subordinated notes payable.
      Interest at prime rate plus 2%, due
      August 29, 1998; convertible within
      seven days of the filing of a final
      prospectus into 700,000 shares of
      common stock and warrants to purchase
      350,000 shares at $1.00 per share. If
      the Canadian public offering has not
      closed by August 29, 1998, the
      noteholders will be entitled to receive
      additional warrants to purchase up
      30 350,000 shares at $1.00 per share.       $ 700,000

     Subordinated notes payable with detachable
      warrants. Interest at the prime rate plus
      2%; due within 15 dyas of the completion of
      a Canadian public offering but no later
      that August 27, 1998. The warrants allow
      the noteholders to purchase up to
      250,000 shares of common stock for $1.00
      per share at any time prior to August
      27, 1998.                                     500,000

     Convertible subordinated note payable with
      detachable warrants to a private investment
      group. Bears interest at the prime rate
      (8.25% effective rate at December 31, 1996),
      and was due on March 15, 1997. Secured by
      all asets and subordinate to the security
      interest previously granted to the bank.                       $  300,000

     Convertible subordinated note payable with
      detachable warrants to a stockholder. Bears
      interest a the prime rate (8.25% effective
      rate at December 31, 1996), and was due on
      March 31, 1997. The note is subordinate to
      the security interest previously granted
      to the bank.                                                      250,000
                                                   ------------      -----------
              Total                                  1,200,000          550,000
     Unamortized discount                               36,000           40,000
     Less current maturities                         1,164,000          510,000
                                                   ------------      -----------

     Long term portion                                 None               None


   In February 1997, the Company received an additional $100,000 from a private investment group in exchange for a convertible subordinated note payable with detachable warrants. The associated warrants allow the purchase of 50,000 shares of voting, $.01 par value common stock. The warrants are exercisable at $0.55 per share in year one and $0.63 per share thereafter and expire September 8, 1999.

   On March 5, 1997, in conjunction with the private placement, this debt and the previously issued $300,000 note were converted to 727,273 shares of $.01 par value common stock.

   On March 5, 1997, in conjunction with the private placement, the $250,000 debt to a shareholder was converted to 454,545 shares of $.01 par value common stock.

   In connection with the issuance of the convertible subordinated notes in August 1997, the company issued 35,000 shares of common stock as a financing fee.

5. LEASES

   The Company leases building space under an operating lease. Total rent expense was $221,309 and $188,864 for the nine months ended September 30, 1997 (unaudited) and 1996 (unaudited), respectively. The lease expired on December 31, 1996, and the Company is currently leasing the space on a month-to-month basis.

6. EMPLOYEE SAVINGS AND RETIREMENT PLAN

   The Company has a 40l(k) Employee Savings and Retirement Plan (the "Plan"), a defined contribution plan, covering substantially all employees under which the Company matches 50% per dollar of employee contributions up to 4% of the employees' eligible compensation. The Plan also allows for additional discretionary employer contributions. Total expense for this Plan was $11,000 and $43,600 for the nine months ended September 30, 1997 (unaudited) and 1996 (unaudited), respectively.

   The Company discontinued employer matching in April 1997.

7. RELATED PARTY TRANSACTIONS

   The Company has an agreement with a stockholder under which it annually pays royalties in the amount of 2% of qualified sales or $150,000, whichever is the lesser amount. The total royalty expense for the nine months ended September 30, 1997 (unaudited) and 1996 (unaudited) was $31,695 and $64,647, respectively.

   A subordinated note payable to a stockholder was converted to common stock in March 1997.

   In March 1997, certain stockholders converted $341,500 in accrued expenses to equity as approved by the Board in November 1996. The stockholders received one share of no-par, common stock for every $2 of indebtedness or 170,750 shares.

8. STOCK APPRECIATION RIGHTS

   The company had previously adopted a stock appreciation right ("SAR") plan granting certain selected employees incentive bonuses based on the performance of the Company's stock and as determined according to the Plan. In general, such rights were not exercisable except in the event of an initial public offering, a merger, or a sale of 50% or more of the Company's voting stock.

   In March 1997, in conjunction with the private placement, the SAR plan was terminated. The selected employees received 86,871 shares of $.01 par value common stock valued at $0.55 per share. Compensation expense of $47,779 has been recognized for the nine months ended September 30, 1997 (unaudited).

9. COMMON STOCK

   On November 18, 1996, the Board amended the articles of incorporation authorizing an additional 2,970,000 shares of no-par common stock. In conjunction with the amendment, a stock split was also approved by the Board, providing for the issuance of approximately 31 shares of new, no-par common stock for one share of the previously outstanding, no-par common stock. All periods presented have been restated to reflect the stock split.

   On November 28, 1996, the Company formed a wholly owned subsidiary in the State of Delaware, "Symplex Acquisition Corporation," with no assets and authorized capital of 10,000,000 shares of $.01 par value common stock. On February 28, 1997, the Company statutorily merged with its wholly owned subsidiary, forming one Delaware based C-corporation. Concurrent with the merger, the articles of incorporation were amended to increase the authorized shares of $.01 par value common stock from 10,000,000 to 20,000,000 shares. Each outstanding share of the former company was converted into one share of the new company's common stock.

10. WARRANTS

   In connection with the issuance of various convertible subordinated notes, the Company issued warrants allowing the holders to purchase 325,000 shares of voting, no-par common stock. The holders may fund the purchase of shares through the delivery of a recourse or non-recourse promissory note, bearing interest at the Applicable Federal Rate ("AFR"). The AFR is the minimum allowable interest rate that can be used before imputed interest is required by the Internal Revenue Service. Under the non-recourse note, the Company's sole recourse shall be to cancel any shares that are being held in escrow. The warrants are currently exercisable at between $0.55 and $0.63 per share and expire on September 8, 1999.

   In February 1997, the Board granted warrants to purchase 700,000 shares of $.01 par value common stock to a private investment group in consideration for services performed in conjunction with the private placement. The holders may fund the purchase of shares through the delivery of a recourse of non-recourse promissory note, bearing interest at the AFR. Under the non-recourse note, the Company's sole recourse shall be to cancel any shares that are being held in escrow. These warrants expire on September 8, 1999 and are exercisable at $0.55 per share in the first year following the Canadian public offering and $0.63 in the second year.

   In February 1997, the Company entered into an agreement with the same private investment group to assist the Company with a Canadian initial public offering. In consideration for the assistance, the Company granted warrants to purchase 350,000 shares of $.01 par value common stock. The warrants vest upon completion of an initial public offering raising at least $3 million and expire two years from the effective date of the initial public offering. The warrants are exercisable at $1.00 per share for the first twelve months and $1.15 per share thereafter.

   In August 1997 in connection with the issuance of certain subordinated notes payable, the Company has issued warrants to purchase 250,000 shares of common stock at $1.00 per share.

11. INCOME TAXES

   The Company's provision for income taxes for the nine months ended September 30, 1997 consists of the following:

      Federal:
        Deferred provision                     $  (1,100,000)
        Increase in valuation allowance            1,100,000
                                               -------------

      Total                                          None
                                               =============

   The net deferred income tax assets in the accompanying balance sheet include the following:

        Deferred tax assets                    $   1,100,000
        Valuation allowance                       (1,100,000)
                                               -------------

      Total                                          None
                                               =============


   Deferred tax assets result primarily from timing in the recognition of certain allowances and accrued expenses for tax and financial statement purposes, and net operating loss carryforwards.

   A valuation allowance has been provided for the deferred tax assets because of the uncertainty surrounding their realization.

   Prior to March 1, 1997, the Company was taxed as an S corporation under the U.S. Internal Revenue Code which provides that, in lieu of corporate income taxes, the stockholders are taxed on their proportional share of the Company's net income. Accordingly, the financial statements for all periods presented prior to the nine months ended September 30, 1997 do not include a provision for corporate income taxes. Had the S election not been in place, the provision (tax benefit) for corporate income taxes would have been as follows based upon the statutory rate of 34 percent:

     Year Ended December 31:
        1992                                $(251,000)
        1993                                  134,000
        1994                                 (135,000)
        1995                                 (289,000)
        1996                                      0

12. EXPORT SALES

    Export sales for the nine months ended September 30, 1997 (unaudited) and 1996 (unaudited):

                                    NINE MONTHS ENDED      NINE MONTHS ENDED
                                      SEPTEMBER 30           SEPTEMBER 30
                                   ----------------------------------------
                                       (UNAUDITED)            (UNAUDITED)

      U.S.                            $  1,168,621          $  1,900,202
      Germany                              148,431               139,002
      Belgium                              190,729               439,950
      Japan                                258,870               742,261
      Netherlands                          334,077               341,117
      Other                                827,543             1,526,588
                                      ------------           -----------

      Total sales                     $  2,928,271           $ 5,089,120
                                      ------------           -----------


13. PRIVATE PLACEMENT

    In March 1997, the Company completed a private placement offering of 3,397,700 shares of no-par common stock for a total of $1,746,045, net of offering costs of approximately $121,000. These shares were offered pursuant to the exemption from registration under the Federal Securities Act of 1933 afforded by Regulation D, Rule 505 and Regulation S of the United States Securities and Exchange Commission and pursuant to applicable exemptions in Canada.

14. STOCK OPTIONS

    Employee Share Purchase Stock Option Plan - In February 1997, the Board approved an employee share purchase stock option plan. This plan grants certain employees the right to purchase common stock of the Company for $.30 per share. The employees may fund the purchase of shares through the delivery of a recourse or non-recourse promissory note, bearing interest at the Applicable Federal Rate. Under the non-recourse note, the Company's sole recourse shall be to cancel any shares that are being held in escrow. Options granted under this plan expire prior to the submission of a prospectus for an initial public offering. Certain restrictions on the stock exist for a three-year period.

    During 1997, the Company awarded options, which were exercised, to purchase 1,108,200 shares of $.01 par value, common stock pursuant to this plan. According to the terms of the employee share purchase stock option agreement, the stock vests incrementally over three years and is held in escrow until vested and the attributable portion of any outstanding note is paid. Of the total shares purchased under this plan, 83,772 were forfeited as of September 30, 1997 and 152,582 after September 30 due to the vesting provisions. A total of approximately $70,400 will be charged to compensation expense over the three-year vesting period for the 281,500 shares issued with recourse notes based upon the purchase price of $.30 per share, a market price of $.55 per share. The options exercised with non-recourse notes are treated as a variable plan. Compensation expense will be recorded over the three year vesting period for the 742, 928 outstanding shares issued with non-recourse notes, computed as the difference between the $.30 per share purchase price plus accrued interest, and the current market price which at the time of issuance was $.55 per share. As of September 30, 1997, 163,431 shares were vested and the balance on the notes receivable was $307,329. Total stock based compensation expense for the nine months ended September 30, 1997 (unaudited) included in general and administrative expense was $110,099.

    In September 1997, the employee share purchase stock option plan expired and there are no remaining options to be issued under this plan.

    Key Employee Option Plan - In April 1997, the Company adopted the key employee option plan ("the April 1997 plan") which provided for grants to executives and other key employees including officers who may be members of the board of directors. The plan is administered by a committee which determines the optionees and the terms of the options granted including the exercise price, number of shares and the exercisibility thereof. The exercise price cannot be less than the fair market value of the underlying shares on the date of the grant.

    During the second quarter of 1997, the Company issued 116,945 shares of $.01 par value, common stock pursuant to the exercise of stock options under the key employee option plan. These options were granted to employees during the second quarter of 1997 and allowed the employees to purchase $.01 par value, common stock at a purchase price of $.55 per share with a recourse note.

    During the third quarter of 1997, the Company granted options to purchase 673,814 shares of common stock at $1 per share under the April 1997 Plan. None of the options have been exercised, and 544,442 remain outstanding at October 23, 1997.

15. COMMITMENTS

    The Company filed a final prospectus dated November 5, 1997 in connection with a Canadian public offering of 3,500,000 shares of common stock at a price of $1.00 per share. The net proceeds of the offering to the Company, after deducting the underwriters' fee and the estimated expenses of the offering of approximately $763,000 are expected to be $2,737,000.

    The Company entered into an agency agreement with the underwriter under which the agent is to receive a commission consisting of cash and stock of the Company. The Company will also pay all expenses of the agent in connection with the IPO up to a maximum of $30,000. The commission will consist of 7.5% of the offering price per share sold and 70,000 shares of common stock of the Company. As part of the agreement, the agent will guarantee to purchase all shares which are unsubscribed on the offering day. In compensation for the guarantee, the agent will receive warrants to purchase up to 400,000 shares of the Company's stock. The agents' warrants will entitle the holder to purchase one share of stock of the Company at the IPO price. The warrants expire one year from their issue date. The agent may terminate its obligations under the agreement by notice in writing to the Company at any time prior to the opening of the market on the offering day.

    Although the Company has filed the final prospectus there are no assurances that the offering will ultimately be successful and result in the net proceeds to the Company as described above.


                                     ******

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the selected financial data and the financial statements and notes thereto filed herewith.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1996
----

Net Sales. Net sales from operations for the nine months ended September 30, 1997 totaled $2,928,271 compared to $5,089,120 for the nine months ended September 30, 1996. The decline of $2,160,849 or 42% can be attributable to (i) the continued decline in Datamizer product sales by $1,682,000 from $3,417,000 to $1,735,000 (ii) the decline in DirectRoute product sales by $479,000 from $1,672,000 to $1,193,000 (iii) the cash constraints experienced by the Company during the first quarter of 1997 reflecting in a significant reduction in sales and marketing activity and (iv) a significant change in its senior management and the refocus of the Company's overall business strategies.

Gross margins at September 30, 1997 were $1,527,402 or 52.2% compared to $3,066,339 or 60.3% at September 30, 1996. Margins in 1997 were adversely impacted by cost overruns resulting from declining volumes and higher component costs and from competitive price pressures in selected markets. Additionally, product sales in 1997 included a higher percentage of lower margin DirectRoute products and lower percentage of the healthy margin Datamizer products as compared to 1996.

Research and development costs. Research and development expenses were $872,164 in the first nine months of 1997 as compared to $1,047,446 for the comparable nine month period in 1996. This $175,000 decline reflected reductions primarily in payroll and related benefits of $100,000 and new product development of $75,000 due again to cash constraints.

Sales and marketing expenses. Sales and marketing expenses in the nine months to September 30, 1997 were $1,824,739 as compared to $2,021,995 for the same period in 1996. This $197,000 decline reflects decreased commissions of $213,000 from declining sales and a decline in advertising and other expenses of $24,000, offset by an increase in payroll and benefits of $10,000 and an increase in international activities of $30,000. Severe cash constraints continue to be an issue for the Company .

General and administrative, engineering and service expenses. General and administrative expenses for the first nine months of 1997 were $1,226,140 as compared to approximately $1,356,658 in the corresponding period in the prior year. This $131,000 decrease resulted primarily from a reduction in payroll and related benefits of $198,000, depreciation of $8,000 and outside services of $27,000, offset by a net increase in general expenses of $102,000, mostly attributable to a $48,000 expense for terminating the Stock Appreciation Rights Plan and $110,000 for amortizing the compensation expense related to an Employee Share Purchase Option Plan, offset by declines in other items. Engineering expenses declined $95,869 to $200,629 through September 30, 1997 from $296,498 for the comparable period in 1996. The decline was due mostly to payroll expense reductions mandated by cash constraints. Service expenses declined $49,032 to $240,581 through September 30, 1997 from $289,613 for the comparable period in 1996. This decline was attributable to $23,000 of payroll expense reductions and declines of $26,000 in other expense.

Net Loss. The Company reported a net loss of $2,998,975 for the nine months ended September 30, 1997 as compared to a net loss of $2,016,799 for the comparable period in 1996. The Company continues to experience revenue and margin shortfalls in both its product lines and to be adversely impacted by higher interest expense.

Three Months Ended September 30,1997 Compared to Three Months Ended September
-----------------------------------------------------------------------------
30, 1996
--------

Net sales. Net sales for the three months ended September 30, 1997 were $783,198 as compared to $1,770,598 for the same period in 1996. The decline of $987,000 can be attributed mostly to a continued revenue decline from both product lines in the domestic and international marketplaces. Additionally, the DirectRoute products experienced a $293,000 decline in revenue volume. The gross margin for the three months ended September 30, 1997 was 51.6% as compared to 55.3% for the comparable period in 1996. This 3.7% margin erosion is attributable to revenue volume shortfalls, higher component costs and competitive price pressures in selected markets.

Research and development expenses. Research and development expenses for the three months ended September 30, 1997 were $285,925 and $271,070 for the comparable period in 1996, representing a $15,000 increase primarily from incremental product development expenses.

Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 1997 were $634,119 as compared to $626,273 for the comparable three month period in 1996. This $8,000 increase is attributable to renewed direct selling and marketing activities in North America offset by a significant decline in commission expense.

General and administrative, engineering and service expenses. General and administrative expenses for the three months ended September 30,1997 were $313,977 as compared to $429,286 for the comparable period in 1996. The $115,000 decline resulted from expense reallocations and a reduction in payroll and related expenses, offset by an increase in the compensation expense related
to the Employee Share Purchase Option Plan.    Engineering  expenses for the
three months ended September 30, 1997 were $64,324 as compared to $103,756 for the comparable period in 1996. This $39,000 decline resulted from reduced payroll and related expenses. Service expenses for the three months ended September 30, 1997 were $72,642 as compared to $94,160 for the comparable period in 1996. This $22,000 decline resulted from reduced payroll and related and other expenses.

Net loss. The Company reported a net loss of $995,737 for the three months ended September 30, 1997 as compared to $579,249 for the comparable period in 1996. The Company continues to experience revenue and margin shortfalls in both its product lines and to be adversely impacted by higher interest expenses.


Liquidity and Capital Resources

Symplex incurred losses during the first nine months of 1997 although it believes that significant growth potential exists for the Company's telecommunications products. The Company financed its third quarter 1997 operating losses principally through the proceeds of $1,200,000, before expenses, of an August 1997 bridge loan financing from insiders and unrelated parties. Cash utilized in operating activities in the nine months ended September 30, 1997 approximated $2,914,000 compared to approximately $1,057,000 in the corresponding period in 1996. Cash generated by financing activities through September 30, 1997 totaled $3,099,000 as compared to $995,000 in the corresponding period of 1996. The source of these 1997 funds was the previously mentioned bridge loan financing, a $1,867,635 (before expenses) quarter one private placement and a cash infusion of $100,000 in quarter one. In addition, several existing debt holders converted outstanding liabilities aggregating $991,500 to equity.

The Company has initiated a program to capitalize on its business opportunities. In the first nine months of 1997, a number of key management and sales positions have been filled including the President and Chief Executive Office, Gary R. Brock, Chief Financial Officer, Thomas Radigan, Executive Vice President of Worldwide Sales, George J. Nagy, several North American sales representatives and two international sales consultants. Symplex maintains its commitment to product development with (i) the third quarter 1997 release of the newest generation of Datamizer, Datamizer V,(ii) the forecasted release in quarter three 1998 of DirectRoute II, the next generation of DirectRoute products, and (iii) the continued commitment to enhance its core product lines. Subsequent to the release of Datamizer V, the Company initiated a corporate wide restructuring that eliminated certain engineering and other positions and is pursuing other measures to return the Company to a healthy financial position. Because Symplex has, in comparison to some of its major competitors, relatively fewer resources, it plans to seek out and license third party technology to complement its existing product lines. To augment the efforts of its newly expanded direct sales organization, Symplex will enhance relationships with existing distributors and build new relationships with resellers and system integrators.

As of September 30, 1997, the Company's principal sources of liquidity were cash of approximately $427,000, trade receivables approximating $561,000 and current liabilities of approximately $3,241,000. At June 30, 1997, the principal sources of liquidity represented cash of $172,000, trade receivables of $671,000 and current and long-term liabilities of $2,201,000.

At December 31, 1996, Symplex was fully borrowed against its $1,000,000 line of credit agreement accruing interest at 2% above the bank's prime lending rate. The line is secured by the assets of the Company. In March 1997, Symplex restructured its fully utilized bank line of credit into $500,000 of long-term debt and $500,000 remaining as the amount available under the line of credit. The term note matures December 31, 1999 and requires quarterly payments of $10,000 for the two quarters commencing September 1, 1997 and $60,000 for the remaining eight. Both the new term agreement and the line of credit require monthly interest payments at the variable rate of 2% above the bank's prime rate. Both agreements are secured by all the assets of the Company and contain restrictive covenants. The Company has from time to time been in default of certain financial tests provided for in the bank agreement and the bank on October 1, 1997 and November 4, 1997 has waived these defaults through March 31, 1998, whereupon the Company will, unless it satisfies the relevant tests, be in default of the bank agreement.

The Company had a net working capital deficit approximating $983,000 at September 30, 1997 and a $577,000 net working capital surplus at June 30, 1997. Symplex will require additional debt or equity financing to implement its long-term strategies and achieve its objectives. The Company has prepared a Canadian initial public offering document and is negotiating with the underwriting agent to establish the terms of this offering currently scheduled for the fourth quarter of 1997. In the opinion of management, the proceeds from this offering, the existing sources of liquidity and the funds generated from future operations will be sufficient to meet the Company's short-term projected working capital and other cash requirements assuming implementation of the operating objectives and attainment of certain revenue expectations. Management will monitor operating performance closely, however, and if it appears that the strategies implemented will not generate the desired results within a reasonable period, will reduce expenses accordingly. As the Company will require additional debt or equity financing to satisfy its longer term working capital and other cash requirements, however, Symplex will continually evaluate the availability and appropriateness of various methods of securing additional financing.

                            *          *          *
                           FORWARD-LOOKING STATEMENTS

     The statements contained in this report which are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors for such statements under such sections. The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on numerous assumptions, including, but not limited to, the assumption: that the new management team will function effectively; that significant increases in sales and marketing personnel and expenditures will result in increased sales; that the new generation Datamizer product will result in increased sales in the Datamizer product line; that the new generation of Datamizer and DirectRoute products will be developed on schedule and will provide the level of performance and reliability demanded by the marketplace; that focusing sales efforts on multinational companies in North America will generate revenue growth internationally; that the Company can successfully compete with larger, more established competitors; that market segments targeted by the Company will continue to grow; that the Company will be successful in emphasizing the mid- and high-range components of the DirectRoute product line; that pricing and other competitive pressures worldwide will not cause margins to erode significantly; and that currency fluctuations worldwide will not cause adverse pricing pressures.

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

                          PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     (c) The Company sold the following unregistered securities during the quarter ended September 30, 1997:

          (1) On August 29, 1997, the Company sold $700,000 of convertible promissory notes to 5 accredited Canadian investors. The notes bear interest at the prime rate plus 2% and mature August 29, 1998. The notes are convertible into 700,000 shares of Common Stock within seven days of the filing by the Company of a final prospectus with the British Columbia Securities Commission (the "Canadian Offering"). Upon conversion of the outstanding principal, purchasers will receive warrants to purchase an aggregate of 350,000 shares of Common Stock at $1.00 per share, which expire one year from the conversion date. If the Canadian Offering does not close by August 29, 1998, the Company must issue to the purchasers warrants to purchase an additional 350,000 shares of Common Stock at $1.00 per share. In connection with the issuance of the convertible promissory notes, the Company issued 35,000 shares of common stock as a financing fee.

          The Company believes this sale was private in nature and was exempt from the registration requirements of Section 5 of the Securities Act by virtue of the exemption provided by Regulation S under the Securities Act.

          (2) On August 27, 1997, the Company sold $500,000 of subordinated promissory notes to 4 accredited investors. The notes bear interest at the prime rate plus 2% and mature fifteen days after completion of the Canadian Offering, but no later than August 27, 1998. In connection with the sale of the notes, purchasers received warrants to purchase an aggregate of 250,000 shares of Common Stock at $1.00 per share, which expire in August 27, 1998.

          The Company believes this sale was private in nature and was exempt from the registration requirements of Section 5 of the Securities Act by virtue of the exemption provided by Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - See Index to Exhibits.

         (b) Reports on Form 8-K during the nine months ended September 30, 1997 - none.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             SYMPLEX COMMUNICATIONS CORPORATION



Date: November 14, 1997      By: /s/ Gary R. Brock
                                 ----------------------------------
                                 Gary R. Brock
                                 President, Chief Executive Officer
                                 (Principal Executive Officer)

Date: November 14, 1997      By: /s/ Thomas Radigan
                                 ----------------------------------
                                 Thomas Radigan
                                 Chief Financial Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number       Description                                               Page No.
-------------------------------------------------------------------------------

3.1 Certificate of Incorporation of the Company, as amended by Agreement of Merger by and between the Company and Symplex Communications Corporation, a California corporation./(1)/

3.2    Bylaws of the Company./(1)/

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

10.4   Letter Agreement dated February 12, 1997 between the
       Company and Opus Capital, LLP./(1)/

10.5 Manufacturing Services Agreement dated July 5, 1995 between the Company and IEC Electronics Corp./(1)/

10.6 Restructure Agreement dated March 25, 1997 between the Company and Michigan National Bank./(1)/

10.7   Business Loan Agreement and Addendum to Business
       Loan Agreement, each dated March 25, 1997, between the Company and Michigan National Bank./(1)/

_______________________________
/(1)/ Incorporated by reference from the Company's Registration Statement on Form 10-SB filed May 30, 1997.