Form 10KSB
period 1997-12-31
SYMPLEX COMMUNICATIONS CORP
filed 1998-04-15
CIK 1039920

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDING DECEMBER 31, 1997

                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
          _____________________________TO_______________________________

                        COMMISSION FILE NUMBER:  0-22631

                       SYMPLEX COMMUNICATIONS CORPORATION
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                      38-3338110
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                            Identification No.)

                     35 Research Drive, Ann Arbor, MI 48103
               (Address of principal executive offices, zip code)

Registrant's telephone number including area :  (313) 995-1555

Securities registered pursuant to Section 12(b) of the Act:   None.

Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK,
                                                              $.01 PAR VALUE

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES   X   NO_____
           -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's operating revenues for its most recent fiscal year were:
$3,938,000.

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the average of the closing bid and asked prices of the Registrant's Common Stock, as of a specified date within the past 60 days:

          $5,045,697 as of February 28, 1998

As of February 28, 1998 8,045,982 shares of Common Stock, $.01 par value, were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: None



Transitional Small Business Disclosure Format:   Yes_____  No  X
                                                              ----

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GLOSSARY


 bandwidth                             A measure of how fast a network can move information, usually measured
                                       in millions or billions of bits, or units of data, per second.  The greater the bandwidth, the greater the speed of transmission information capacity.

 backbone                              A centralized high-speed network that connects smaller, independent networks.

 bps                                   Bits per second, the basic unit of data communications rate measurement.
                                       Usually refers to the rate of information bits transmitted.

 bridge                                A device that connects two networks using the same standards.

 client/server                         In its simplest form, this is an architecture in which one computer (the server) stores and manages data and another computer (the client) sends requests for that data to the server, and processes it and presents it to the end user in response to requests.  When implemented over a WAN, client/server architecture is described as "distributed".

 compression                           A technique to reduce the overall number of bits needed to transmit information so as to permit more signals to use the same channel.  A technique for reducing the bandwith necessary to carry information signals.

 digital                               A form of representation in which objects (digits) or bits are used to denote something so that counting and other operations such as communication technique can be performed precisely.

 distributed computing                 The process by which data and applications are distributed to multi-user computers, workstations and personal computers within a network rather than maintained on a centralized computer.

 encryption                            Any procedure used to convert normal data to encoded data for the purpose of maintaining information privacy.

 ethernet - fast ethernet              Ethernet is a wiring system and network access protocol originally developed by Xerox and used for LANs.  Ethernet transmits information between computers at speeds of 10 million bits per second.  Fast ethernet, first developed for backbone networks but now entering into desktops, accommodates transmission speeds up to 100 million bits per second.

 firewall                              A gateway between two networks that buffers and screens all information passing between them.

 frame relay                           An interface standard that defines how computing devices connect to a data network which is optimized for the transmission of data packets.
                                       Frame relay shifts responsibility for the integrity of the data away from the network and onto the end computing devices.

 host                                  A computer connected to a network that provides services to other computers.  A host computer is generally, but not necessarily a mainframe.

 hub                                   Hubs are boxes that connect and funnel network wiring, and are among the most widely used types of networking hardware.  Hubs enable fault-
                                       tolerant interconnect of loops by centralizing the wiring and allowing loop operations and recovery even if nodes fail.

 IP                                    Internet Protocol.  A set of rules used by data communications devices to exchange data among networks or computer systems.  The Internet
                                       Protocol permits dissimilar networks to communicate.

 Integrated Services Digital Network   A switched digital communications network that uses internationally
 (ISDN)                                recognized standards to transmit data, voice and images over digital lines.

 Internet                              An open global network of interconnected individual, commercial, educational and governmental computer networks which utilize a common communications protocol, TCP/IP.

 internetworking                       The process of connecting LANs together.

 inverse multiplexing                  A technique for taking multiple low speed channels and combining them into a channel of higher speed.

 kilobit (Kb)                          A thousand bits. Kbps refers to kilobits per second, and describes the speed with which data is transmitted.

 Local Area Network (LAN)              A network that is located in a small geographic area, such as an office, a building, a complex of buildings, or a campus, and whose communications technology provides a high bandwidth, low-cost medium to which many nodes can be connected.  These networks typically do not use public network circuits.

 Mbps                                  A million (Mega) bits per second.

 multiplexing                          The division of a channel in time or frequency so that more than one signal can be sent simultaneously over one physical channel.  Multiplexing is accomplished by a device called a multiplexer.

 multiprotocol                         Multiprotocol devices are devices that can route or otherwise handle several protocols simultaneously.

 node                                  A node is a connection point in a network that can create, receive or repeat a message.

 PBX (Private Branch Exchange)         A PBX is a telephone switching system that generally supports more than
                                       100 users.

 packet                                A block of data sent over a network that contains the message and the identities of the sending and receiving devices and information used.

 protocol/standard                     A formal set of conventions governing the format and control of inputs and outputs between two communicating devices.  This includes the rules by which these two devices communicate.

 router                                A device that connects LANs. It also chooses the best route between two networks when there are multiple paths between them by dividing networks into segments and permitting only traffic destined for a particular segment of a network to be routed to that segment.

 server                                Software that allows a computer to offer a service to another computer.
                                       Other computers contact the server program by means of matching client software.  The term also refers to the computer on which the server software runs.

 statistical multiplexing              The dynamic combination of data from several channels or inputs according to the amount of activity on each, resulting in a combined single data output.

 switch                                A device used to route information to different destinations within a network. A traffic controller for communications networks. A switched network is any network that uses switches for directing messages from the sender to the recipient.

 E1                                    A European standard for a data communications line capable of transmission speeds of 2.064 Mbps.

 T1                                    A North American standard for a data communications line capable of transmission speeds of 1.54 Mbps.

 T3                                    A North American standard for a data communications line capable of transmission speeds of 45 Mbps.

 TCP/IP                                Transmission Control Protocol/Internet Protocol.  A compilation of network and transport level protocols that allows computers with different architectures and operating system software to communicate with other computers on the Internet.

 Wide Area Network (WAN)               A network covering a large geographical area.  Its nodes can span city, provincial/state or national boundaries, and it typically uses circuits provided by common carriers such as telephone companies.

CORPORATE HISTORY

   Symplex Communications Corporation ("Symplex" or the "Company") is a Delaware corporation based in Ann Arbor, Michigan. It was formed on February 28, 1997 through the merger of a California corporation of the same name that was incorporated and commenced business in 1982, into Symplex Acquisition Corporation, a Delaware corporation formed in November 1996 for the sole purpose of implementing the merger. In connection with the merger, Symplex Acquisition Corporation changed its name to Symplex Communications Corporation. In this Registration Statement, all references to "Symplex" or "the Company" include references to the predecessor California corporation. On February 11, 1998, the Company completed its initial public offering in British Columbia, Canada (the "Canadian IPO"), selling 3,500,000 shares of Common Stock at a price to public of $1.00.

   The Company has experienced annual losses since 1993, and by the last quarter of 1996 the Company had eroded its accumulated earnings and was fully extended on its bank line of credit. Being in need of and with a view to a fresh infusion of capital to enable it to continue in business, the Company undertook a comprehensive review of its financing, management and organizational structure, and its product development and marketing and sales strategies. This resulted early in 1997 in the development of a new financing and operating plan, and the reconstitution of the board of directors and senior management. The current senior management is either newly hired or has assumed new responsibilities. Gary R. Brock, the President and Chief Executive Officer, assumed his position on May 27, 1997, and Thomas Radigan, the Chief Financial Officer, has been with the Company only since February, 1997. Don Holland, the Director of Engineering, was promoted to that position in November 1997.

BUSINESS OF THE COMPANY

   Symplex designs, develops, manufactures and markets remote access communications switching systems and data compression devices that enhance the performance of existing LANs and WANs. The Company's products facilitate migration to cost effective communications networks such as frame relay and ISDN. The Company's switches and compression platforms are based on a distributed and modular architecture that currently combines WAN switching, compression and routing in a single product family. Symplex products support LAN, client server and host based applications with the ability to switch and compress data onto public or private networks.

   The Company offers two internetworking product lines. "Datamizer", first introduced in 1983 and with its fifth generation Datamizer V commercially released in the third quarter of 1997, consists of a series of data transmission products. Datamizer units have been installed worldwide, and for the twelve months ended December 31, 1997, Datamizer revenues were approximately $2,495,000. DirectRoute, first introduced in October 1994, consists of a wide range of ISDN WAN access switches. To December 31, 1997, DirectRoute products have generated cumulative sales revenues of approximately $5,043,000. In the twelve months ended December 30, 1997, DirectRoute revenues were approximately $1,443,000. A second generation of DirectRoute products, DirectRoute II, is under development with initial product introduction currently scheduled for the third quarter of 1998.

   Symplex products have been purchased by a broad variety of enterprises, including Digital Equipment Corporation, Dow Chemical Co., Hewlett-Packard, IBM Corporation, Eastman Kodak Co., The Coca-Cola Co., Goodyear Tire & Rubber Co., Metropolitan Life, Rockwell International, Merrill Lynch, Deutsche Bank AG, Daimler-Benz AG, and Matsushita Corporation. The Company's strategy is to refocus on these customers with the Datamizer product line which complements such customers' current installed Symplex products.

   In North America Symplex markets and sells its products to organizations with a requirement for internetworking and data compression technology, through direct sales, distributors and resellers. The Company also has an office in the Netherlands to support European sales. The Company has entered into non-exclusive distribution agreements covering a variety of geographic regions in Asia (including Japan, Malaysia, and Taiwan) and Europe (including the United Kingdom, Belgium, and the Netherlands), and in Saudi Arabia, Brazil, and Colombia.

   The preponderant part of the Company's product revenues has been generated outside the United States. In the two fiscal years ended December 31, 1997 and 1996, foreign sales, as a percentage of total product revenues, were approximately 63% and 61%, respectively. The Company has recently restructured its North American direct sales force by introducing a performance based compensation structure designed to enhance the sales and marketing efforts directed to multinational corporations headquartered in the United States, and enhanced its technical, marketing and sales support programs for foreign customers and distributors. There can be no assurance, however, that any of these steps will be successful in increasing worldwide sales.

   The Company's North American headquarters are located in Ann Arbor, Michigan.

INDUSTRY BACKGROUND

   General

   The Symplex family of products is designed to respond to a need that originates in several major trends over the past decade which have affected the computer and communications industries generally.

   The first trend has been the growth of distributed computing. Traditional "mainframe" computing systems, based on closed, centralized, expensive, relatively uniform and proprietary computer hardware and software, have been displaced by decentralized server and PC based computer systems, with differing operating systems, and often connected in either or both local area networks ("LANs") and wide area networks ("WANs"). This shift in emphasis to "distributed computing" created a demand for seamless internetworking across geographically dispersed areas among differing computer operating systems, both within organizations and in their connections to external networks. Initially, this was achieved by using dial-up modems through the public telephone lines. These operated slowly, however, leading to the leasing of dedicated telephone lines which had to be paid for whether or not used.

   The second trend consisted of changes in telecommunications transmission technology. By the early 1990s, telephone companies in most of the industrialized countries were able to provide high speed, error-free digital services and many companies took advantage of this to build private networks using digital telephone lines leased from the telephone companies, combined with their own control systems. These networks consist of high-speed digital circuits, such as 56 Kbps, T1 and T3, as well as specialized networking equipment, such as bridges, routers, channel service units ("CSUs"), digital service units ("DSUs"), private branch exchanges ("PBXs") and T1 multiplexers, and typically transmit large quantities of voice, video and data traffic. Because of their expense and the high cost of managing them, however, private digital networks have traditionally interconnected only larger corporate sites. The growing availability of faster and less expensive personal computers, workstations and portable PCs, has increased the number of remote offices, telecommuters and mobile computer users. This has placed new demands on networks, since smaller sites require connectivity to corporate backbone networks. Satisfying these demands, given the high cost and inflexibility of dedicated digital circuits and low speed of modems, is costly for many remote offices and users and for the applications for which such offices and users require connectivity.

   The third trend has been the dramatic growth in the Internet, an open global network of interconnected individual, commercial, educational and governmental computer networks using TCP/IP as a common communications protocol. Internet access providers can now provide reliable, high quality and relatively low-cost access to the Internet across a range of bandwidths. Router-based networks, however, lacked the ability to switch communications vehicles. This made it necessary to divide network into separate and relatively inflexible segments, and this in turn limited flexible and cost-efficient access to Internet and intranet information. In addition, as is evident from the recent Internet failures resulting from demand overload, there is a need for routed networks to implement automatic failure recovery systems and to cost- effectively compress data so as to utilize network bandwidth more efficiently and cost effectively. There is also a demand for remote access intelligent switching systems to retrieve and collect data throughout an enterprise and to support branch offices, power users and mobile users.

   These developments have led to an increase in demand for both switched LAN and WAN networking components. In response, network carriers in the United States, such as AT&T Corporation ("AT&T"), MCI Telecommunications Corporation, Sprint Corporation and the regional Bell operating companies ("RBOCs"), and numerous international carriers, have introduced switched digital network services which allow users to access end-to-end digital circuits on an as-needed basis, similar in concept to making a standard telephone call. These services typically have data rates of 56 Kbps, 64 Kbps or 128 Kbps, with other rates available in limited areas.

   In addition to the introduction of these switched digital services, cost effective digital access lines that provide access to these services from a customer's location have become increasingly available from the network carriers, permitting the creation of switched public networks. These access lines take the form of T1 (1.5 Mbps), E1 (2 Mbps), switched 56 (56 Kbps), ISDN Basic Rate Interface (two 64 Kbps channels) and ISDN Primary Rate Interface (twenty-three 64 Kbps channels) and frame relay services.

   It has recently been independently estimated in Data Communications, a leading industry trade publication, that worldwide spending on networking products and services in 1996 was approximately $109 billion, up 21% from the previous year total of $90 billion. The United States accounted for approximately 58% of the worldwide market, or $63 billion. It was also estimated that the comparable figures for 1997 will be $135 billion globally and $78 billion in the United States, representing increases of 24% and 24%, respectively, over 1996.

   In relation to the market segments currently addressed by Symplex products and services, the same independent industry report gave the following global revenue estimates for the years 1995 and 1996, and projections for 1997:

                                                                       1996 GROWTH    1997 REVENUES       1997 GROWTH
                                     1995 REVENUES      1996 REVENUES      RATE        (PROJECTED)      RATE (PROJECTED)
PRODUCT                               ($ MILLIONS)      ($ MILLIONS)       (%)        ($ MILLIONS)            (%)
-------------------------------      -------------      -------------  -----------    -------------     ----------------


Remote access                                858           2,157           151             4,308            100
Frame relay switches and access
 devices                                     776           1,057            36             1,373             30

Multiprotocol gateways                       402             469            16               551             17
Multiplexers                               1,617           1,450           -10             1,248            -14
Routers                                    3,549           5,023            42             6,500             31

   In 1992 the Company anticipated that the multiplexer market in which Datamizer IV is sold would contract, and accordingly developed the DirectRoute product family to address the remote access, frame relay and multiprotocol gateway markets. Additionally, the recently released Datamizer V specifically addresses the increased use of frame relay and multi-national connections using routers. Moreover, the Company expects to leverage and address its installed base of Datamizer III and IV customers who are moving from traditional leased-line point-to-point networks to multipoint frame relay networks using both the public and private networks.

   Symplex, consistent with most industry experts, expects decreasing gross margins in both the multiplexer and low end access markets to which the low-end DirectRoute product is addressed. The Company's strategy is to continue to emphasize the development of high end DirectRoute products for the frame relay, remote access and routing markets which generate margins of between 30% and 61%, and Datamizer products for the data compression market which currently offers margins between 70% and 80%. See "Management's Discussion and Analysis."

   Evolving Applications Requirements

   The growing availability of distributed client-server applications known as Enterprise Resource Planning (ERP) have had a dramatic effect on the data communications infrastructure of companies. These applications, supplied by companies such as BAAN Company N.V., are heavily reliant upon large file transfers that transcend a company's entire infrastructure. This has led to dramatic increases in the costs associated with the frame relay services used by these companies, or the necessity to add additional bandwidth. Moreover, traditional host-based applications have migrated to client server based applications to support the growing need of enterprises for communications links among all functional business divisions.

   Examples of such applications include remote LAN access and telecommuting applications, integrated access, and dedicated network back-up. Backbone networks are being extended beyond the dedicated digital circuit boundaries to include remote offices, telecommuters, vendors and customers. Cost effective remote LAN access requires solutions whose duration, ability to reach multiple destinations and capacity for file transfers, database operations and other applications are flexible enough to meet the application needs of a diversity of users. Many large organizations now use dedicated digital circuits for their private networks. Integrated access technologies can be combined to result in an overall reduction in the cost of these networks. Switched digital networks can also provide a complementary service to existing dedicated networks. Communications equipment that provides not only bandwidth-on-demand but also high performance, secure interoperability with existing routers and hub networks, permits established networks to increase capacity during periods of peak load, and to provide back-up and disaster coverage of the corporate network to areas previously proven uneconomical when served by a dedicated private line.

   The Company's Focus: Switched Network Access and Bandwidth Enhancement

   The Company's business is focused on both dedicated links and the "switched network access" segment of the internetworking industry. Symplex products are utilized for large enterprise networks and remote LAN access, integrated access and digital network extensions. The technologies involved are designed to enhance current infrastructures such as frame relay networks and point-to-point links, utilizing switched public networks such as ISDN by providing higher throughput and reliable and secure network access for both the enterprise customer and individual users. In addition, the Company's earlier success in marketing earlier generations of the Datamizer product has created an installed base of satisfied customers and channel partners. Symplex intends to focus on this installed base and seek to penetrate these customers with Datamizer V. To encourage sales of Datamizer V the Company has made available to its Datamizer III and IV customers an upgrade and trade-in option. Refurbished Datamizer III and IV units taken in exchange for Datamizer V units are being refurbished and resold to customers with a need for the narrower bandwidth application, principally in South and Latin America. Symplex also intends to direct a focused marketing effort to the introduction of Datamizer V to its WAN compression channel partners who have not been introduced to a new Datamizer product for over five years.

PRODUCTS AND TECHNOLOGY

   Symplex designs, manufactures and sells two core technology platforms. The DirectRoute product line addresses Internet access, routing and switching access systems; and the current Datamizer product line provides statistical and inverse multiplexing and compression technology connected to private and/or public networks to enable customers to utilize leased line networks more effectively. The Company's product development staff consists of a Director of Engineering, three software engineers, one hardware engineer and two test and support engineers.

   DirectRoute

   DirectRoute products are stand-alone hardware and software units which enable a Local Area Network ("LAN") to efficiently route and switch data and communications to enterprise-wide networks ("WANs") and the Internet. The DirectRoute product line, on which Symplex's development expenditures to date aggregate approximately $7,000,000, offers a platform for WAN switching and routing functionality, and combines dynamic scalable bandwidth and connection-oriented internetworking with switched digital telecommunications services such as ISDN. The DirectRoute product family ranges from entry level, branch office installed solutions, to flexible, robust solutions for the corporate backbone. While certain versions of DirectRoute can be used for telecommuting and Internet access, the product line has been positioned initially as a flexible WAN access switch giving high performance LAN-to-LAN connectivity. Currently, the platform incorporates ethernet connectivity via frame relay, dedicated ISDN, and traditional leased line WAN services. Through the utilization of switched digital services, DirectRoute allows LANs to communicate with one another quickly, efficiently and cost effectively. The product architecture allows LAN users to access remote sites easily.

   DirectRoute products combine a number of performance enhancing features embodying Symplex's proprietary technologies. They allow up to 10 remote office users to connect via DirectRoute using a single IP address; minimize the amount of needless "chatter" in the WAN thus eliminating lines which are left connected but are not actually transmitting data; and automatically open and close lines to ensure maximum utilization and minimum cost of each open line. DirectRoute also uses bandwidth management to optimize the connections that are open to meet customers' specific networking goals, whether by reducing cost through optimal line usage, or increasing performance through maximum throughput, and has built in, easy to control network security functions and network management software.

   DirectRoute products also feature Symplex's most advanced data compression techniques. Data compression reduces or compresses the amount of data characters sent over a communications link in a given time, thus enabling the use of lower-speed and less costly links for the same amount of traffic. By reducing the overall number of bits needed to transmit data, compression reduces the bandwidth required, thus increasing efficiency and reducing cost. DirectRoute optimizes compression on a destination-by-destination basis using a variety of compression schemes, permitting the products to select the most efficient technique automatically, based on the specifics of the traffic patterns encountered. The Symplex compression scheme features ongoing diagnostics to ensure real time optimization.

   DirectRoute products can be used with existing networking software and equipment. They can therefore be incorporated into existing leased line router-based networks to add functionality, flexibility and an alternative transmission mode. New locations which would not be cost effective to connect to an existing network backbone can be linked through a DirectRoute unit. DirectRoute can also be added to sites which are running out of bandwidth on an existing leased line to reduce overall transmission costs and increase the performance of the entire network, obviating the need to add additional leased lines.

   Large complex internetworking on-line services have from time to time experienced severe outages due to an inability to provide instantaneous, high speed recovery systems. Currently, manufacturers offer DSU/CSU recovery at 56Kbps for networks that are using speeds up to 45 Mbps. DirectRoute provides a lower cost, high performance alternative through a proprietary network recovery technology, with recovery speeds from 128 Kbps to 2.048 Mbps. This technology permits DirectRoute to transparently monitor the health of network connections via the ethernet and backup the network.

   Finally, DirectRoute does not require lengthy set-up time since all initialization functions are built into the unit. The user simply answers five basic questions to make DirectRoute operational.

   The next generation of DirectRoute II products is currently scheduled for initial introduction in the third quarter of 1998.

   The DirectRoute RO-1 and DR-1 products have suggested end-user prices ranging from $599 to $4,999 depending on the model, volume and upgrades.

   Datamizer

   Datamizer was developed by Symplex in 1983 to respond to user requirements
for higher performance over existing transmission links.   Datamizer products
are bandwidth enhancers which can increase the throughput of existing WAN links or be used to maintain throughput of an existing link with a more efficient configuration. They achieve high-speed transmission by taking advantage of proven data communications technologies, including inverse multiplexing, statistical multiplexing, data compression and automatic link restoration. The fifth generation Datamizer V, which includes the functionality, feature set and performance of DirectRoute and the functionality and data compression capability of Datamizer, was commercially released at the end of the third quarter of 1997, and sales have commenced. Datamizer units have been installed worldwide, many in Fortune 1000 environments. Total development expenditures on the Datamizer product family to date aggregate approximately $7.7 million.

   Inverse multiplexing enables multiple lower-speed links to be combined for transmission to the same location. Statistical multiplexing enables multiple data inputs to be sent over the same link, thus reducing the need for more circuits. Link restoration software enables a link failure or decrease in link performance to automatically force the creation of a second or backup link.

   Datamizer IV was first shipped in 1992, and supports data compression on point-to-point connections at speeds up to 1 Mbps. It is an open-ended scalable platform with upgradeable performance enhancements, snap-in interfaces and reconfigurable ports.

   Datamizer V extends the WAN access capabilities to full T1/E1 speeds (up to 2
Mb), and provides data compression. It will also be compatible with the most recent advances in frame relay technology. While frame relay networks allow companies to use the public infrastructure to access information rather than building costly point to point leased line routed networks, the packet-based method of charging for frame relay networks has resulted in an explosion in the monthly cost of frame relay networks. Datamizer V is designed to reduce companies' monthly public network bill, providing significant cost savings while enhancing overall network reliability. Symplex considers that the biggest potential market for Datamizer V is multinational corporations using international public networks. The Company also expects to be able to leverage market access with its large installed base of Datamizer III and IV customers who are moving to frame relay networks.

   The Datamizer III and IV products have suggested end-user prices ranging from $5,950 to $7,950 depending on the model, volume and upgrades. Datamizer V products have suggested end-user prices ranging from $7,699 to $9,895.

BUSINESS STRATEGY

   The Company's principal business objective is to establish itself as a leader in the development, distribution and support of high performance remote access communications switching systems and data compression devices to enhance the performance of existing LANs and WANs.

   There are seven broad elements to the Company's product development, marketing and sales strategies:


   1. Successfully complete the introduction of Datamizer V to the Symplex customer base

   Datamizer IV, released in 1992, was the last Datamizer product announced until the Datamizer V became available in the third quarter of 1997. The Datamizer customer base and distributor network has more than 15 years of experience with the Datamizer product line, but not having seen enhancements, upgrades, or new feature announcements since 1992, requires a reintroduction to the features, advantages and benefits of Datamizer V. The upgradability of this base to Datamizer V represents immediate, short-term incremental revenue potential to Symplex. Since Datamizer V became available in the third quarter, units have been shipped to customers in Australia, Singapore, Hong Kong, Europe, South and Latin America, and the United States. Moreover, to encourage sales of Datamizer V the Company has made available to its Datamizer III and IV customers an upgrade and trade-in option. Datamizer III and IV units taken in exchange for Datamizer V units are being refurbished and resold to customers with a need for the narrower bandwidth application, principally in South and Latin America.

   2. Complete development and commercial release of DirectRoute II

   In the short term Symplex plans to complete the development and initial introduction of the next generation of its DirectRoute product line, currently scheduled for the third quarter of 1998.

   3.    Enhancing Existing Products

   The Company intends to continue to invest in product development with a view to enhancing and adding to its current product portfolio. The development effort consists of (i) establishing broad product requirements and specifications, (ii) developing specific functional specifications based on market knowledge and customer feedback, (iii) developing design documentation,
(iv) performing design review to verify product requirements, (v) fabricating and testing a product prototype, and (vi) commencing production and delivery.

   Symplex plans to develop and integrate its core competency by continuing to enhance its existing product lines through development of switching devices incorporating industry standards. The Company plans to continue to develop and integrate core technologies, which include:

   . Fast Ethernet. The next generation of DirectRoute will support the new emerging standard of fast ethernet. DirectRoute will incorporate this interface as well as have an option for an integrated fast ethernet switching hub which will allow customers to converge many technologies into one single managed platform.

   . Switching. Symplex's current and future platforms are based on an innovative, scalable IP switching and routing architecture. Since IP is now an industry standard protocol for both enterprise and Internet networks, and is the basis for radically changing the cost, function and performance of Internet Exchanges ("IX"), Network Access Points ("NAPs"), and enterprise networks. Symplex intends to continue with its open systems architecture which allows for interoperability with all major internetworking vendors including Ascend Communications, Inc. ("Ascend"), Bay Networks, Inc. ("Bay Systems"), Cisco Systems, Inc. ("Cisco"), Digital Equipment ("Digital") and 3Com Corporation ("3Com").

   Ascend, IBM and 3Com have formed an alliance to promote IP switching platforms. This legitimizes the path that Symplex is pursuing, and allows the Company to innovate by providing the combination of software with switching hardware without the cost of special purpose "IP Hardware".

   This architecture differs from that currently used by most competitors which requires either that expensive IP hardware be built into or slow and cumbersome routing software be installed in their switches. IP optimized switching allows customers to build innovative IP networks that interoperate with their current vendors by providing higher performance at lower cost than traditional network hardware providers such as Ascend, Bay Systems, Cisco, Digital or 3Com.

   . Routing. Routing is a technology which is implemented into devices such as routers, bridges and switches, and permits them to choose the best route between two networks when there are multiple paths between them, by dividing the networks into segments, with only traffic destined for a particular segment being routed to it. This core technology is paramount in building complex, scalable and flexible networks.

   . IPV6. Due to its commitment to open standards architecture, the Company expects that DirectRoute II will be among the first products capable of interfacing with the equipment of other vendors using Internet Protocol Version 6 ("IPV6"), a new standard developed to facilitate a solution to the problem of the limited availability of Internet addresses.

   . Secure Tunneling. Secure tunneling allows companies to utilize the Internet as a backbone technology while providing secure tunneling from their facilities to other company locations. It uses both firewall and other software to initiate secure paths across the Internet. DirectRoute II will include secure tunneling technology, a feature which is expected to give the Company immediate access to Internet Service Providers ("ISP") due to existing demand from corporate network users.

   4.  Developing Alliances with Third Parties

   The cost of technology development is high and market conditions are constantly changing and evolving. Because the Company has, in comparison to some of its major competitors, relatively fewer resources, it plans to license its technology to third parties to round out their product lines, fill product gaps and thus enhance revenue growth. The Company will also seek to develop strategic relationships with companies that can provide emerging technologies, such as gigabit ethernet technology, and may seek licensing relationships with original equipment manufacturers. The Company may also seek to expand its own product portfolio through licensing or other arrangements with suppliers of such products.

   5.  Expanding and Strengthening Sales and Marketing Team

   With a view to reaching its potential North American and international markets effectively, Symplex plans to strengthen and expand its sales and marketing effort by increasing its indirect and consulting sales force. As of December 31, 1997, the Company had, in addition to the Vice-President-Worldwide Sales, 1 sales representatives, 2 inside sales representatives, 1 sales support engineer, 1 marketing support representative, 3 sales support personnel in its European office, 1 full-time sales consultant responsible for South and Latin America, 1 full-time sales consultant responsible for the Far East and Asia, and 4 field service engineers. The Company has selling partners in Australia, Singapore, Europe, Germany, South America, the United States and elsewhere, and expects that its present staffing levels will be sufficient to accommodate its break-even financial plan over the next twelve months. Growing market acceptance of the Datamizer V, and the planned introduction of DirectRoute II in the third quarter of 1998 may necessitate the hiring of additional sales representatives and consultants, most probably in the last half of 1998.

   6.  Managing Expenses Effectively

   During the fiscal years ended December 31, 1996 and 1997, Symplex's annual revenue declined from $6.1 million to $3.9 million. The revenue decline was most acute in the Datamizer product line, with annual revenues falling from $4.0 million to $2.5 million during the period. The DirectRoute family of products was launched in 1994, generating revenues of $107,000, which grew to $1.4 million in 1995, $2.1 million in 1996 and fell to $1.4 million in 1997.
Although the industry grew significantly during this period, several factors contributed to the Company's declining revenues. Of particular significance was the Company's change in focus from WAN products to LAN products and then back to WAN products, a change in worldwide distribution channels, and significant management turnover. Such changes at a time when the Company had minimal cash resources adversely affected the Company's sales efforts.

   The Company expects that future revenue growth will result principally from sales of Datamizer products. Despite recent cutbacks in operating expenses, Symplex's operating expenses in the next twelve months are expected to exceed the gross margin contribution generated by its breakeven revenue stream unless it is able to increase existing revenues.

"Management's Discussion and Analysis." Management will monitor operating performance closely, however, and if it appears that the previously defined strategies will not generate the desired revenues within a reasonable period, will reduce expenses accordingly. Certain discrete activities, such as service and some support functions and non-essential engineering of product certifications, can if required by revenue volumes, be contracted out to third party support organizations. However, the Company will likely have difficulty achieving short-term sales and marketing objectives can be achieved notwithstanding a reduction in advertising, trade show and related travel and training expenditures. If it further reduces its nominal reductions in administration, costs can be implemented pending the establishment of a more robust revenue stream. Any such reduction will involve scaling back, delaying or postponing those development activities which are least disabling to the attainment of objectives.

   7.  Enhancing and Extending Relationships with Distributors

   To augment the efforts of its direct sales organization, the Company plans to attempt to enhance its existing relationships with distributors, and build new relationships with resellers and systems integrators (organizations that package different technology together to provide solutions) with a view to the inclusion of Symplex products in their product offerings. To accomplish this objective, the Company may increase spending for advertising, attend trade shows, and increase other promotional activities designed to generate demand for the Company's products and services. These marketing activities will be designed to shorten the Company's sales cycle.

PRODUCT MANUFACTURING

   The Company does not operate or own any large scale manufacturing facilities. The manufacture of the DirectRoute product line is subcontracted to IEC Electronics Corp., under a Manufacturing Services Agreement dated July 5, 1995 (the "IEC Agreement"). The IEC Agreement has an initial term of three years and is renewable automatically for successive 12 month periods unless notice of non-renewal is given by any party at least 60 days prior to the end of any such renewal term. The vendors of the material components of the Direct Route product line are Reptron Electronics, Inc., Arrow Electronics, Inc., and Avnet, Inc. The Company purchases such components on a purchase order basis and does not have contracts with such vendors.

   The Datamizer product line is assembled by component vendors in the Ann Arbor, Michigan, area. Final product testing and software loading is performed by Symplex at its headquarters location. The vendors of the material components and subassemblies of the Datamizer product line are Reptron Electronics, Inc., Arrow Electronics, Inc., Avnet, Inc. and Design Electronic Corporation. The Company purchases such components on a purchase order basis and does not have contracts with such vendors.

   The Company's reliance upon third parties for product manufacture and assembly carries with it a number of risks, including the lack of adequate capacity, the unavailability of, or interruption in access to, certain process technologies and reduced control over delivery schedules, manufacturing yields and costs. The Company has occasionally experienced and may in the future experience delays in delivery of its products, and this could have a material adverse effect on its business, financial condition and results of operations.

MARKETING AND SALES

   Sales Plans

   The Company has historically sold its products and services in North and Latin America with a centralized sales force located in Ann Arbor, Michigan. In Europe, sales are currently made through selected distributors supported by a sales support staff of 3 based in The Hague, in the Netherlands. Asian and Latin American sales are also undertaken through selected distributors who are supported by two international sales consultants.

   The Company has entered into non-exclusive distribution agreements with distributors in North America, Japan, and a wide variety of other regions including the United Kingdom, several countries in Europe, Asia, and Central and South America. While none of the distributor agreements is presently material to Symplex, the Company expects to devote substantial efforts to strengthening its existing distributorship arrangements and to developing further such relationships and opportunities. Several such opportunities have been identified which Symplex believes represent a significant potential market to be approached through established distributors. The distribution agreements generally provide for non-exclusive distribution rights in a defined geographic area with a term of one year, automatically renewable for successive one year terms, generally to a maximum of two renewals.

   Marketing Plans

   The Company intends to sell its products through direct and indirect sales organizations, worldwide. To enhance its sales organization, Symplex is implementing a number of marketing programs, including direct mail campaigns, advertising through the Internet and trade publications, customer testimonials, trade-in programs (See "Business - Business Strategy"), distributor incentive programs and volume purchase agreements. In addition, the Company has commenced a renewed telemarketing effort addressed to its existing customer base and indirect sales partners. Through this effort, the Company is exploiting the credibility it established over the past 15 years with successful Datamizer installations, and developing and implementing an extensive reseller/system integrator marketing program, all with a view to introducing Datamizer V to the installed base of Datamizer customers worldwide, re-establishing prior relationships, and regenerating interest in the Datamizer product family among value added resellers, distributors and systems integrators. The Company plans to market its products indirectly through its efforts to establish relationships with resellers and system integrators, taking advantage of the credibility it developed with the existing Datamizer installed base, and through extensive advertising and integrated marketing programs.

PRODUCT LIABILITY

   The Company's agreements with its distributors typically contain provisions designed to limit the Company's exposure to potential product liability claims. There can be no assurance that such provisions will protect the Company from such claims in the markets in which it sells its products. In addition, while Symplex maintains product liability insurance under an umbrella liability policy with a general aggregate limit of $7,000,000 and a separate general liability policy which limits aggregate coverage to $2,000,000 with a policy limit of $1,000,000 for each occurrence, a successful product liability claim brought against it resulting in liability in excess of its insurance coverage could have a material adverse effect upon the Company's business, results of operations and prospects.

COMPETITION AND COMPETITIVE STRATEGY

   The market for network switching products is extremely competitive and subject to frequent product introductions with improved price/performance characteristics, rapid technological change and continued emergence of new industry standards. Many networking companies, including Ascend Communications, Inc., Bay Networks, Inc., Cabletron Systems, Inc., Cisco Systems, Inc., FORE Systems, Inc., and 3Com Corporation have introduced or have announced their intention to develop products in the network switching business. Many of Symplex's large competitors offer customers a broader product line which provides a more comprehensive solution than the Company currently offers. Symplex expects that other companies will also enter markets in which the Company competes such as data compression and multiplexing technology. In general, competition in the market for network switching products is less a reflection of price considerations than of functionality.

   Additionally, Symplex expects to face competition from other vendors in the networking market who may incorporate switching, routing or compression technology into their products or provide alternative network solutions. Many of the large competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer installed base than Symplex, and as a result may be able to devote greater resources to the development, promotion, sale and support of their products and services. In addition, competitors with a larger customer installed base may have a competitive advantage when selling similar products or alternative networking solutions to their customers. Increased competition could result in downward price pressure, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against either current or potential competitors.

   DirectRoute

   The market for internetworking products is highly competitive. The principal competition for DirectRoute consists of products manufactured by ISDN equipment manufacturers and by internetworking equipment manufacturers.

   In the ISDN market, competing products are manufactured by many companies, including Cisco Systems Inc., Ascend Communications, Inc., ADTRAN, Inc., Digi International and Motorola. The products of these manufacturers are currently addressed to the single telecommuter and small office markets, typically limit the number of connectable PCs to fewer than four, and have maximum transmission speeds of 128 Kbps. In contrast, DirectRoute, depending on configuration, can handle from 25 to 1000 or more users transmitting simultaneously at speeds up to 512 Kbps, and incorporates the Company's proven data compression algorithms. Symplex believes that compared to the offerings of its competitors in this market area, the enhanced capabilities of DirectRoute will make it attractive to small and medium-sized businesses as well as telecommuters.

   In the high-end internetworking market, the Company's products compete with bridges, routers and switches designed by, among others, Cisco Systems, 3Com Corporation, and Bay Networks. Symplex believes that DirectRoute is currently more flexible than competing routers, bridges and switches and offers the possibility of high-bandwidth applications at a lower cost, taking advantage of switched digital ISDN connectivity without the need for a full network support structure. In addition, DirectRoute has the ability to establish and disable connections, which enables connectivity speeds equal to a leased line T1 router network at a lower cost through the use of multiple ISDN lines. DirectRoute incorporates in one comprehensive platform multiple carrier services such as ISDN, frame relay and dedicated leased lines.

   DirectRoute's ability to dial up remote locations and disconnect when the file transfer is completed obviates the need for expensive leased line networks. Due to limited fixed costs and time-based charging for ISDN by most providers, the ongoing cost of DirectRoute solutions is expected to be less than the current cost of comparable traditional leased line router networks.

   Datamizer

   Datamizer V has been well received in the marketplace, and this has to some extent bolstered demand for Datamizer products, particularly with the Company's existing customer base. While there are competing products offering some of the functions of the Datamizer product line, these functions are handled by discreetly housed components performing narrowly defined tasks. The principal competitor in the data compression market is Telco Systems, Inc. Other competitors in the data compression market include Cisco, Bay Systems and Ascend Communications. While there are several smaller companies which have developed compression technology, only those mentioned target the wide area access market.

INTELLECTUAL PROPERTY PROTECTION

   The Company's ability to compete may be affected by its ability to protect its intellectual property. It does not currently hold any patents nor does it have any patent applications pending, and relies primarily on a combination of common law copyrights in its software and design, trademark and trade secret laws, confidentiality procedures, contractual provisions and the complex nature of the technologies to protect its intellectual property. While the Company believes that its products and technologies are adequately protected against infringement, there can be no assurance of effective protection. Monitoring and identifying unauthorized use of the Company's technology may prove difficult, and the prohibitive cost of litigation may impair the Company's ability to prosecute any infringement. The commercial success of the Company may also depend upon its products not infringing any intellectual property rights of others and upon no claims for infringement being made against the Company. The Company believes that it is not infringing any intellectual property rights of third parties, but there can be no assurance that such infringement will not occur. An infringement claim against the Company by a third party, even if it were eventually found to be invalid, could have a material adverse effect on the Company because of the cost of defending against such a claim.

RESEARCH AND DEVELOPMENT

   Research and development expense was approximately $1,086,000 in 1997 compared to approximately $1,322,000 in 1996 reflecting a declining investment in new product development due to cash constraints. The amount of research and development spending in 1998 is expected to remain relatively unchanged compared to 1997.

EMPLOYEES

   At February 11, 1998 the Company employed 30 persons (including three in The Netherlands), all but one of whom are full-time. Of these, seven are engaged in product development work, four in manufacturing, nine in sales and marketing, four in customer support and six in finance and administration. None of the Company's employees is represented by a labor union nor is the Company a party to any collective agreement. The Company considers its relations with its employees to be good. Symplex has not entered into employment agreements with any of its officers or employees. The Company does not carry key man life insurance on any of its employees.


ITEM 2.  DESCRIPTION OF PROPERTY.

   The Company's head office and principal place of business is at 35 Research Drive, Ann Arbor, Michigan 48103, where it leases approximately 10,000 square feet under a month-to-month lease, at a gross monthly rent of $9,500. The Company's product development, marketing and sales, and financial and administrative functions are principally carried on from this location. In addition, the Company leases a small office in The Hague, Netherlands, from which its European sales and sales support efforts are conducted.


ITEM 3.  LEGAL PROCEEDINGS.

   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   There were no matters submitted to a stockholder vote during the three month period ended December 31, 1997.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   Prior to the Canadian IPO there was no established public market for the Company's Common Stock. The Common Stock is listed on the Vancouver Stock Exchange under the symbol "SYC.U" and such exchange is the primary market for the Common Stock. The Common Stock is quoted in and trades in U.S. dollars.

   The following table sets forth the range of high and low closing bid prices of the Company's Common Stock as reported by the Vancouver Stock Exchange since the Company's initial public offering on February 11, 1998.

Market Price                               1998
------------                               ----
                                  High               Low
                                 ------             -----
First Quarter                    $1.11*             $0.51

Second Quarter

Third Quarter

Fourth Quarter

* Stock began trading on February 11, 1998.


There are approximately 250 holders of the Common Stock. No dividends have been paid since 1994. The Company intends for the foreseeable future to retain all future earnings, if any, for the development of its business. The payment of future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, capital requirements, the Company's financial condition, and general business conditions. The Company's loan agreements with its principal lender provide that the Company may not pay dividends while indebtedness remains outstanding.

   On March 31, 1998 the closing price of the Company's Common Stock on the VSE was U.S.$.51.

RECENT SALES OF UNREGISTERED SECURITIES

   The Company did not sell any securities in 1996, 1995 or 1994.

   The Company sold the following unregistered securities in 1997.

  (1) On March 5, 1997, the Company issued to George Brostoff, former Chairman of the Board of the Company, a warrant to purchase 83,333 shares of Common Stock at an exercise price of $0.825 per share in connection with his loan of $250,000 to the Company in the fourth quarter of 1996.

  (2) On March 5, 1997, the Company issued to Opus Capital Fund, LLC a warrant to purchase 100,000 shares of Common Stock at an exercise price of $0.825 per share in connection with its loan of $300,000 to the Company in December 1996.

  (3) On March 5, 1997, the Company issued to Opus Capital Fund, LLC a warrant to purchase 33,333 shares of Common Stock at an exercise price of $0.825 per share in connection with its loan of $100,000 to the Company.

The Company believes these transactions were private in nature and was exempt from the registration requirements of Section 5 of the Securities Act by virtue of the exemption contained in Section 4(2) of the Securities Act.

  (4) On March 5, 1997, the Company sold in a private placement (the "Private Placement") 2,263,802 shares of Common Stock to 16 accredited investors, 15 of whom were Canadian residents and one of whom was a U.S. resident, for an aggregate purchase price of US$1,867,635.

The Company believes this sale was exempt from the registration requirements of
Section 5 of the Securities Act by virtue of the exemptions provided by Section 4(2) and Regulation S of the Securities Act.

  (5) On March 5, 1997, in connection with the Private Placement, the Company issued 57,916 shares of Common Stock to current and former employees upon conversion of stock appreciation rights held at the time by such persons.

  (6) On March 5, 1997, the Company issued 303,030 shares of Common Stock to George Brostoff upon conversion of a $250,000 convertible promissory note.

  (7) On March 5, 1997, the Company issued 484,849 shares of Common Stock to Opus Capital Fund, LLC upon conversion of $400,000 of convertible promissory notes.

  (8) On March 5, 1997, the Company issued an aggregate of 113,833 shares of Common Stock in consideration for the cancellation of $341,500 of obligations for accrued royalties, wages and expenses of four employees and directors. The shares were issued as follows: George Brostoff, 61,603; Connie Brown, 18,750; Warren Avis, 3,705; Cyrus Azar, 29,775.

  (9) On March 5, 1997, pursuant to an agreement with Opus Capital, LLP, the Company granted to Opus Capital, LLP options to purchase 466,667 shares of Common Stock at $.825 per share, expiring September 8, 1999.

  (10) On April 15, 1997, the Company sold 77,965 shares of Common Stock for aggregate consideration of $62,320 in principal amount of promissory notes and $2,000 cash. The shares were sold to employees and officers of the Company.

  (11) In May and September 1997, the Company sold an aggregate of 738,800 shares of Common Stock for aggregate consideration of $332,460 in principal amount of promissory notes. The shares were sold to employees and officers of the Company upon exercise of stock options under the February 1997 Option Plan.

The Company believes each of these transactions was private in nature and was exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the "Securities Act") by virtue of the exemption contained in Section 4(2) of the Securities Act.

  (12) On August 27, 1997, the Company sold for cash an aggregate principal amount of $500,000 of subordinated promissory notes, and warrants to purchase 166,667 shares of Common Stock, to four accredited investors. The notes bear interest at 2% over the prime rate and mature on the earlier of August 27, 1998 or 15 days after an initial public offering. The warrants have an exercise price of $1.00 and expire August 27, 1998.

The Company believes the investor in this transaction is sophisticated and had access to information about the Company, and that this transaction was private in nature and was exempt from the registration requirements of Section 5 of the Securities Act by virtue of the exemption contained in Section 4(2) of the Securities Act.

  (13) On August 29, 1997, the Company sold for cash an aggregate principal amount of $700,000 of convertible subordinated promissory notes to 5 non-U.S. residents. The notes bear interest at 2% over the prime rate and mature on the earlier of August 29, 1998 or 15 days after an initial public offering. Upon an initial public offering the notes are convertible into units at the rate of $1.00 of principal per unit, each unit consisting of one share of Common Stock and one-half of one warrant to purchase a share of Common Stock. The warrants have an exercise price of $1.00 and expire February 10, 1999. A total of 187,500 warrants were issued upon conversion of $375,000 of such convertible subordinated promissory notes.

The Company believes this transaction was exempt from the registration requirements of Section 5 of the Securities Act by virtue of the exemption provided by Regulation S of the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

  The following discussion should be read in conjunction with the financial statements and accompanying notes included elsewhere in this Prospectus.

BACKGROUND AND OVERVIEW

  Symplex was incorporated in California in 1982 and commenced operations immediately thereafter. On February 28, 1997 it merged with Symplex Acquisition Corporation, a Delaware corporation which was subsequently renamed Symplex Communications Corporation. See "Business of the Company: Corporate history". Initially and through October 1983 when it first generated revenue, the Company was a development stage entity with activities focused on business planning, product research and development, organizational infrastructure and hiring. Symplex is now a two product family company. These two products families are Datamizer and, since 1994, DirectRoute. Annual revenues from the Datamizer product family increased from $130,000 in 1983 to a high of $21,700,000 in 1989. Since that date, Datamizer revenues have continued to decline, reaching a low point in 1997 of $2,495,000, with the Company realizing a profit in only one of the last five years. Historically, Datamizer generated gross margins exceeding 70%, and DirectRoute product margins have ranged from 30% to 61%. Although the industry grew significantly during this period, several factors contributed to the Company's declining revenues. Of particular significance was the Company's change in focus from WAN products to LAN products and then back to WAN products, a change in worldwide distribution channels, and significant management turnover. Such changes at a time when the Company had minimal cash resources adversely affected the Company's sales efforts.

  To address the declining Datamizer revenues and moderate the gross margin erosion that might otherwise occur, the Company in February 1997 adopted an engineering, marketing and sales plan to combine the Datamizer and DirectRoute product families under a single platform which includes the functionality, feature set and performance of DirectRoute and the functionality and data compression capability of Datamizer with encryption as a future enhancement. Datamizer V, an example of this, was commercially released at the end of the third quarter of 1997, and sales have commenced. It is the strategy of Symplex to market the Datamizer V to the Company's installed base of Datamizer customers, and to re-engage the WAN compression channel partners who have been representing the Datamizer product worldwide for greater than ten years. In addition, the Company continues to market the DirectRoute family of routers, with an emphasis on major account customers with higher volume requirements. Symplex has also adopted a commission incentive program for its direct sales personnel which is designed to encourage sales of higher margin products to multi-national corporations headquartered in the United States.

  In October 1997 Symplex initiated a corporate-wide reorganization in response to changing market conditions with a view to positioning the Company more effectively for future growth opportunities. Donald Holland, a long time employee of Symplex, replaced the former Director of Engineering, and twelve employees, principally in the Engineering group, either left employment voluntarily or were terminated. In November 1997 the Company implemented a further operational restructuring to effect significant reductions in annual operating expenses, principally by converting the direct sales personnel from a salary based to a performance based, commission-only, incentive program.

  As a result of the restructuring, completion of the development of DirectRoute II will be delayed until the third quarter of 1998. The restructuring enhances the Company's ability to manage its operating resources but has had a material adverse effect on sales, marketing, production or shipping. Symplex plans to engage third parties and consultants to meet specific sales and marketing requirements as they arise, and to supplement requirements dictated by changing technology, evolving industry standards, and new product development issues.

  The preponderant part of the Company's product revenues has been generated outside the United States. In the two fiscal years ended December 31, 1997and 1996, foreign sales, as a percentage of total product revenues, were approximately 63% and 61%, respectively.

  At December 31, 1997, the deficit in stockholders' equity was negative $837,000. As of December 31, 1996, Symplex had a deficit in stockholders' equity of $247,000.

  In fiscal years prior to March 1, 1997 Symplex elected to be taxed as an S-Corporation reporting entity for U.S. federal income tax purposes with the result that, in lieu of corporation income taxes, the shareholders were taxed on their proportionate share of the Company's taxable income. Accordingly, the financial statements make no provision for corporate income taxes. On February 28, 1997, Symplex terminated its S-Corporation status and is subject to corporate income taxes after that date.

FISCAL YEARS ENDED DECEMBER 31, 1997 AND 1996

RESULTS OF OPERATIONS

  For the year ended December 31, 1997, Symplex incurred a loss from operations of $3,457,000, and, after other income of $18,000, amortization expense of discount on notes payable of $40,000 and interest expense of $209,000, a net loss of $3,688,000 as compared to the year ended December 31, 1996 loss from operations of $3,504,000, and, after other income of $8,000 and interest expense of $149,000, a net loss of $3,645,000.

  Sales

  Symplex recorded total sales in the year ended December 31, 1997 of $3,938,000, of which $2,495,000 was generated by Datamizer and $1,443,000 by DirectRoute. The comparable amounts in the year ended December 31, 1996 were $6,081,000, $4,022,000 and $2,059,000. 63% and 61% of total sales in the years ended December 31, 1997 and 1996, respectively, were generated outside the United States with Japanese sales representing approximately $311,000 in the 1997 period and $905,000 in 1996. European product sales were approximately $1,650,000 in the year ended December 31, 1997 and $1,851,000 in comparable period of 1996. Datamizer revenue includes sales of maintenance contracts and service generated.

  Gross margins at December 31, 1997 were approximately $2,037,000 or 51.7% compared to approximately $2,953,000 or 48.6% at December 31, 1996. Margins in 1997 were adversely impacted by cost overruns resulting from declining volumes and higher component costs and from competitive price pressure in selected markets. Additionally, in the last three months of 1997, sales volume included a significantly higher percentage of higher-margin Datamizer products. In the fourth quarter of 1997, higher margins were achieved from shipments of Datamizer V, resulting in overall improvement in 1997 annual margins over comparables for 1996. The Company's sales emphasis on data compression products should continue to improve overall margin performance.

  Product development, sales and marketing expenses

  Research and development expenses were approximately $1,086,000 in the year ended December 31, 1997 as compared to $1,322,000 in the year ended December 31, 1996. This reflected a declining investment in both payroll expenses of $146,000, depreciation and other expenses of $23,000 and in new product development of $90,000, offset by an increase in outside research expenses of $23,000 due to cash constraints. Sales and marketing costs in the year ended December 31, 1997 were approximately $2,250,000, compared to $2,522,000 in 1996, reflecting decreased commissions of $270,000 and payroll and benefits of $88,000, offset by an increase in advertising and other expenses of $26,000 and in international activities of $60,000 resulting from severe cash constraints.

  General and administrative, engineering and service expenses

  General and administrative expenses for the year ended December 31, 1997 were $1,604,000 as compared to approximately $1,834,000 in the corresponding period in the prior year. This decrease resulted primarily from a reduction in payroll and related expenses of $272,000, depreciation expense of $6,000 and outside services of $35,000, offset by a net increase in general expenses of $83,000, mostly attributable to the $225,000 cost of terminating the Stock Appreciation Rights Plan and amortizing the compensation expense related to an Employee Share Purchase Option Plan which has since been terminated. During 1997 the Company consolidated its space requirements resulting in a reduction of its leased space by 17,000 square feet and a corresponding reduction in its monthly rental expense of approximately $17,000. It is expected that long-term leasing arrangements will be settled in the first half of 1998. Engineering expenses declined to approximately $246,000, and service costs to $308,000 in the year ended December 31, 1997 compared to $394,000 and $385,000, respectively, in 1996. In both instances the decline was due to operating and payroll expense reductions mandated by cash constraints.

  Other Income/Expense

  Interest expense in the year ended December 31, 1997 increased to approximately $209,000 from approximately $149,000 in the year ended December 31, 1996 due to the full utilization by the end of the third quarter of 1996 of the $1,000,000 bank line of credit and the incremental costs associated with the restructuring of this debt.

LIQUIDITY AND CAPITAL RESOURCES

  The Company financed its 1997 operating losses principally through the proceeds of $1,867,635 (before expenses) of a private placement, a second cash infusion of $100,000 from a private investment group and $1,200,000 in bridge loan financing (before expenses) from insiders and unrelated parties. The proceeds of the bridge loan financing were used to finance operating losses generated in the third and fourth quarters of 1997. In addition, liabilities aggregating $991,500 were converted into equity.

  In the four years ended December 31, 1997 Symplex incurred losses and financed its operations principally through accumulated retained earnings not distributed to its stockholders, an advance from an outside lender and a bank line of credit.

  Cash utilized in operating activities in the year ended December 31, 1997 amounted to $2,777,000 compared to $1,279,000 in 1996.

  Cash utilized by investing activities in the year ended December 31, 1997 was $95,000 as compared to $38,000 in 1996. Cash generated by financing activities in the year ended December 31, 1997 amounted to $2,570,000 compared to $1,543,000 in 1996. As discussed in the opening paragraph in this Liquidity and Capital Resources section, 1997 operations were financed by a private placement, short-term borrowing and a bridge loan financing. In 1996 the Company's major borrowings included notes payable to a stockholder and an investor totaling $550,000 and a fully utilized $1,000,000 secured bank line of credit. In 1995, Symplex had no bank debt and was principally funded from accumulated retained earnings previously undistributed to stockholders.

  At December 31, 1997 the Company's principal sources of liquidity were cash of $25,000 and trade receivables of $988,000. The deficit in assets at that date amounted to $837,000. As of December 31, 1996, Symplex's principal sources of liquidity represented cash of $320,000 and trade receivables of $529,000. The deficit in assets at that date was $247,000. At December 31, 1997 Symplex had a working Capital Deficit $1,504,000.

  The Company continues to experience significant sales declines and operating losses. The Company expects to seek a significant capital infusion in 1998, likely in the second or third quarter, in order to fund its ongoing operations. There can be no assurance that the Company will successfully obtain additional debt or equity financing, or that such financing would not result in substantial dilution of current shareholders. If the Company is not able to raise sufficient additional capital in 1998, it will not be able to continue in its current form and will be required to undergo significant downsizing or restructuring. Such a downsizing or restructuring could have a material adverse effect on the Company's revenue, operating results and stock price.

IMPACT OF THE YEAR 2000 ISSUE

  The Year 2000 issue is the result of certain computer programs being written using two digits rather than four to indicate the applicable year. As a result, computer programs with date-sensitive software may incorrectly recognize a date using "00" as the year 1900 rather than the year 2000. Such an error could result in a system failure or miscalculations resulting in disruptions of operations, including a temporary inability to process normal business transactions.

  The Company has recently examined its production and internal administrative systems for year 2000 issues. As a result of that review, the Company has determined that no significant modifications will be required to make their systems year 2000 compliant and does not expect that any modifications required will have a material impact on its business, operations or financial condition.


                               *       *       *
                           FORWARD-LOOKING STATEMENTS

  This Registration Statement contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors for such statements under such sections. The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on numerous assumptions, including, but not limited to, the assumption: that the new management team will function effectively; that significant increases in sales and marketing personnel and expenditures will result in increased sales; that the new generation Datamizer product will result in increased sales in the Datamizer product line; that the new generation of Datamizer and DirectRoute products will be developed on schedule and will provide the level of performance and reliability demanded by the marketplace; that focusing sales efforts on multinational companies in North America will generate revenue growth internationally; that the Company can successfully compete with larger, more established competitors; that market segments targeted by the Company will continue to grow; that the Company will be successful in emphasizing the mid- and high-range components of the DirectRoute product line; that pricing and other competitive pressures worldwide will not cause margins to erode significantly; and that currency fluctuations worldwide will not cause adverse pricing pressures.

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

                      SYMPLEX COMMUNICATIONS CORPORATION


ITEM 7. FINANCIAL STATEMENTS.

                               TABLE OF CONTENTS
                               -----------------


                                                                       Page
                                                                       -----

Independent Auditors' Report of Ehrhardt Keefe Steiner & Hottman PC..  F - 1

Independent Auditors' Report of Deloitte & Touche LLP................  F - 2

Financial Statements

   Balance Sheets....................................................  F - 3

   Statements of Operations..........................................  F - 4

   Statement of Stockholders' Equity.................................  F - 5

   Statements of Cash Flows..........................................  F - 6

Notes to Financial Statements........................................  F - 7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  On March 16, 1998, the Registrant engaged the accounting firm of Ehrhardt Keefe Steiner & Hottman P.C. ("EKSH") as its principal independent accountants to audit the Registrant's financial statements for its fiscal year ending December 31, 1997. The appointment of new independent accountants was approved by the Audit Committee and Board of Directors of the Registrant. The Company dismissed its former independent accountants, Deloitte & Touche LLP, effective with the appointment of EKSH.

  Prior to the appointment of EKSH, management of the Registrant had not consulted with EKSH.

  During the two most recent fiscal years ended December 31, 1997 and 1996, and the interim period subsequent to December 31, 1997, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which would have caused the former accountants to make reference in their report to such disagreements if not resolved to their satisfaction.

  Deloitte & Touche LLP's reports on the financial statements for the past two years have contained no adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles except for an explanatory paragraph in their report dated May 1, 1997 (December 19, 1997 with respect to certain notes to the financial statements) regarding substantial doubt about the Registrant's ability to continue as a going concern contained in the financial statements for the year ended December 31, 1996.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

  Following are the names and ages of the directors, executive officers and other key employees of the Company:

  DIRECTORS AND EXECUTIVE OFFICERS

Name                Age                       Position
----                ---                       --------


Gary R. Brock        47       Chief Executive Officer, President and Director

Thomas Radigan       53       Chief Financial Officer, Treasurer, Secretary and
                              Director

Patricia Kalmbach    38       Director

Thomas R. Mayer      62       Director


     KEY EMPLOYEES

Constance Brown      51       Director of Operations

Donald Holland       37       Director of Engineering



     Gary R. Brock has been Chief Executive Officer, President and a director of the Company since May 27, 1997. From October 1994 to May 1997 Mr. Brock was Regional Vice President of General DataComm, Inc., a data communication company. From 1991 to 1994 Mr. Brock was Vice President of Marketing of Ascom-Timeplex, Inc., a telecommunications company. He has over 25 years experience in the computer, telecommunications and data networking industry, with over 13 years of such experience in senior sales and marketing management positions.

     Thomas Radigan was appointed Acting Secretary, Treasurer and Chief Financial Officer in February 1997 and assumed those positions on a permanent basis in August 1997. Mr. Radigan has been a director of the Company since 1997. For the past nine years, Mr. Radigan has been an independent financial consultant providing financial and related services on a contract basis to several companies, mostly in high technology industries. Such services have been provided through Business of Finance, Inc., a financial consulting firm wholly-owned by Mr. Radigan. Mr. Radigan has performed Chief Financial Officer services on a contract basis to Opus Capital, LLP, a firm that provides management and financial consulting services to the Company. Mr. Radigan is a Certified Public Accountant.

     Patricia Kalmbach has been a director of the Company since 1995. For more than five years, Ms. Kalmbach has been President of Avis Enterprises, Inc., a holding company that owns or has owned a variety of businesses, including condominium conversion, land development, construction, auto dealerships, and distribution and manufacturing companies. Currently, Ms. Kalmbach holds director and officer positions in several corporations owned by Avis Enterprises, Inc.

     Thomas R. Mayer has been a director of the Company since February 1997. From February 1997 to May 26, 1997, he served as Acting President and Chief Executive Officer of the Company. Since November 1995, Mr. Mayer has provided business management consulting services as President of TRM Consultants, Inc. From April 1992 to October 1995, Mr. Mayer was the Chairman, President and Chief Executive Officer of Syntellect, Inc., a Phoenix, Arizona company devoted to the development and sale of voice processing technology.

     Constance Brown is Director of Operations for the Company, responsible for general administration, including human resources, and production/shipping, banking, accounting and inventory. Prior to joining the Company in 1983 Ms. Brown was a sales associate with ARC Electronics.

     Donald Holland is Director of Engineering for Symplex, with more than 15 years experience developing telecommunications products and protocols. Mr. Holland has been managing data communications product development for more than 12 years, first at Bell Northern Research, then at Network Express, Inc., and since 1992 at Symplex. He was instrumental in the development of Datamizer V architecture and of the DirectRoute product family.

     All executive officers are appointed by the Board of Directors and serve at the Board's discretion.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than ten percent (10%) of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Except as stated below in this paragraph, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 1997 and Form 5 and amendments thereto furnished to the Company with respect to the fiscal year ended December 31, 1997, to the best of the Company's knowledge, the Company's directors, officers and holders of more than ten percent (10%) of its Common Stock complied with all Section 16(a) filing requirements. Gary R. Brock, Chief Executive Officer and a director of the Company, Thomas Radigan, Chief Financial Officer and a director of the Company, George Nagy, former Vice President Marketing -Marketing and North American Sales of the Company, Patricia Kalmbach and Thomas Mayer, directors of the Company, and Herbert Amster, a former director of the Company, each filed one late initial statement of beneficial ownership on Form 3 in connection with the Company's registration under the Exchange Act in July 1997.


ITEM 10.   EXECUTIVE COMPENSATION

     Thomas Mayer, President and Chief Executive Officer of the Company from January to May 1997, and Thomas Radigan, Chief Financial Officer, were each appointed to their respective positions in February 1997. Mr. Mayer, and Mr. Radigan prior to his appointment as permanent Chief Financial Officer in August 1997, served the Company in such positions pursuant to an agreement between the Company and Opus Capital, LLP ("Opus"), which provides consulting services to the Company. Pursuant to such agreement, Messrs. Mayer and Radigan (prior to his appointment as permanent Chief Executive Officer) were paid directly by Opus and neither received any cash compensation from the Company. See "Item 7. Certain Relationships and Related Transactions".

     The following table sets forth the compensation paid to the Company's Chief Executive Officer, others who served as Chief Executive Officer during any part of 1997, and its executive officers who were paid more than $100,000 in salary and bonus during the year ended December 31, 1997 (the "Named Executive Officers").


                      SUMMARY COMPENSATION TABLE

                                                                                            Long Term
                                                                                           Compensation
                                                 Annual Compensation                         Awards
                                       ----------------------------------------          ----------------

                                                                                          Securities
                                                                       Other Annual       Underlying
Name and Principal Position       Year       Salary ($)      Bonus($)  Compensation($)   Options/SARS (#)
--------------------------------  ----       ----------      --------  ---------------   ----------------

Gary R. Brock /(1)/               1997        84,808           - -              - -           260,000
Chief Executive Officer and
President

George Brostoff /(2)/             1997       104,292           - -              - -               - -
Former Chief Executive Officer    1996       276,671/(3)/      - -              - -               - -
and President

George J. Nagy /(4)/              1997       146,430           - -              - -           128,333
Vice President - Marketing and
North American Sales

-------------
(1)  Mr. Brock joined the Company  in May 1997.
(2) Mr. Brostoff resigned as Chief Executive Officer and President in January 1997 at which time he was appointed Chairman of the Board. Mr. Brostoff resigned as a director in September 1997.
(3) Of this amount, $91,861 was paid and $184,810 was accrued. The accrued amount was satisfied subsequent to December 31, 1996 by the issuance to Mr. Brostoff of 61,604 shares of Common Stock at a price of $3.00 per share.
(4) Mr. Nagy joined the Company in February 1997 and resigned from the Company in March 1998.

     Gary R. Brock, Chief Executive Officer and President, is eligible for a quarterly cash bonus of $31,250 if the Company meets mutually agreed upon performance goals, which may include, among other things, revenue, gross margin, operating profit and revenue growth.

     Thomas Radigan, Chief Financial Officer, is compensated at a daily rate of $400 for each day spent after November 1, 1997 on the affairs of the Company (to a maximum of $6,000 per month), plus reimbursement of his reasonable expenses. Mr. Radigan's appointment may be terminated by either party on 30 days notice. He is expected to devote, on an annual basis, approximately 180 days to the affairs of the Company

     The following table presents information concerning individual grants of options to purchase Common Stock of the Company made during the fiscal year ended December 31, 1997 to each of the Named Executive Officers.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                    Number of         Percent of Total
                    Securities          Options/SARs       Exercise
                    Underlying           Granted to           or
                    Options/SARs         Employees        Base Price
Name                Granted (#)        in Fiscal Year       ($/Sh.)      Expiration Date
----               --------------     -----------------   -----------    ---------------


Gary R. Brock       133,333/(1)/              6.4%           .45             5/27/02
                     66,667/(2)/              3.2%          1.00             3/31/01
                     60,000/(3)/              2.9%          1.00            11/19/01

George Brostoff      26,667/(4)/              1.3%          1.00             9/11/02

George J. Nagy       63,333/(1)/              3.0%           .45             3/31/02
                     20,000/(2)/              1.0%          1.00             3/31/01
                     45,000/(3)/              2.2%          1.00            11/19/01

-------------------------
(1) Options granted under the February 1997 Option Plan. Such options were exercised in full and the purchase price was paid by delivery of a non-recourse promissory note for the purchase price. Until repaid, the shares are held in escrow and are subject to repurchase by the Company. The shares vest in equal monthly installments over 36 months.
(2) Options vest as to one-sixth of shares on 8/11/98 and thereafter at the rate of one-thirty-sixth (1/36) of the total shares each month.
(3) Options vest as to one-half of the shares on 11/20/97, and the remaining one-half on 11/20/98.
(4) At the time of Mr. Brostoff's resignation in September 1997, 11,552 of such options were vested.

     The following table sets forth the fiscal year-end value of unexercised options to purchase Common Stock of the Company for each Named Executive Officer. Not options or SARs were exercised by the Named Executive Officers during the fiscal year ended December 31, 1997.


            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR END OPTION/SAR VALUES

                                    Number of Securities                Value of Unexercised
                                   Underlying Unexercised             the-Money Options/SARs
                                  Options/SARs at FY-End(#)              (at FY-End ($)/(1)/
                                  -------------------------           ------------------------


                  Name        Exercisable     Unexercisable       Exercisable        Unexercisable
                  ----        -----------     -------------       -----------        -------------
       Gary R. Brock               30,000         96,667             -0-                  -0-

       George Brostoff             11,552            -0-             -0-                  -0-

       George J. Nagy              22,500         42,500             -0-                  -0-

-----------------------------

(1) The fair market value of Company Common Stock at December 31, 1997, as reasonably determined by the Company's board of directors, was $1.00 per share.

DIRECTOR COMPENSATION

   Directors of the Company do not receive compensation as such, but are reimbursed for travel costs and expenses incurred in attending Board and Committee meetings. In April1997, the Company granted nonstatutory stock options under the April 1997 Plan to purchase 35,000 shares of Common Stock each to non-employee directors Patricia Kalmbach, Herbert Amster and Thomas Mayer. The options are exercisable at $1.00 per share and expire five years from the date of grant. As of February 28, 1998, each of such options is exercisable as to 53,500 shares, and the balance vest at the rate of 1,000 shares for each meeting of directors attended. The Board of Directors meets monthly. In March 1997, the Company granted to George Brostoff, a former director of the Company, nonstatutory options to purchase 26,667 shares of Common Stock at an exercise price of $1.00. 11,552 of such options were vested at the time of Mr. Brostoff's resignation in September 1997. Such options expire in 5 years from date of grant.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

   The Company is a party to a Letter Agreement dated March 6, 1997 (the "Brostoff Agreement") with George Brostoff, Former Chief Executive and Chairman of the Board of the Company, pursuant to which Mr. Brostoff agreed to make his services available to the Company on an as needed basis, in the fields of sales, marketing and investor relations. It provides for the payment to Mr. Brostoff of a daily or weekly fee of $500 or $2,500 respectively, depending on the length of the engagement to be performed. In addition, Mr. Brostoff is entitled to a commission of 10% on all sales initiated by him; and 5% on all sales initiated by the Company with his assistance. Compensation terms for other engagements are to be separately negotiated from time to time as appropriate. The Brostoff Agreement expired on June 30, 1997, and through such date the Company paid a total of $24,575 to Mr. Brostoff pursuant to the Brostoff Agreement.

STOCK OPTION PLANS

   February 1997 Option Plan

   The Company's Nonstatutory Stock Option Plan (the "February 1997 Option Plan") was adopted by the Board of Directors of the Company in February 1997, and was amended on April 11, 1997. The February 1997 Option Plan permits the
granting of non-statutory stock options only.    The February 1997 Option Plan
is administered by a committee appointed by the Board which determines optionees and the terms of options granted, including the exercise price, number of shares subject to the option, and the exercisability thereof.

   The Board of Directors capped the number of shares of the Company's Common Stock reserved for issuance pursuant to options granted under the February 1997 Option Plan at 819,023. During 1997 the Company granted an aggregate of 738,800 options to purchase Common Stock under the February 1997 Option Plan. All options were granted at the exercise price of $.45 per share. Holders of an aggregate of 738,800 options under the February 1997 Option Plan exercised their options. The purchase price for all such option exercises was paid by recourse or non-recourse promissory notes from the optionees to the Company, secured by the underlying shares. As of February 28, 1998 542,501 of such shares are subject to vesting and repurchase by the Company under the terms described in the following paragraph. 77,965 of such shares were purchased by delivery of six-month interest-free recourse promissory notes and were subject to repurchase by the Company in the event of termination of employment prior to September 15, 1997. No further options will be granted pursuant to the February 1997 Option Plan.

   542,501 outstanding shares of Common Stock purchased with promissory notes under the February 1997 Option Plan vest in equal monthly installments over 18 months. Payment for such shares was by delivery to the Company of recourse or non-recourse promissory notes, due in three years and bearing interest at 6.5%, and the shares issued pursuant to such exercise are held in escrow pending payment in full of the principal amount of the note and accrued interest. The employee has the right to prepay monthly 1/36th of the amount due under the note and to obtain release from escrow of the appropriate number of shares. If prior to the due date under the note the participant's employment or other service to the Company is terminated for any reason other than death and there is a balance due under the note, the Company has the right to repurchase the shares held in escrow to the extent not vested, at the exercise price per share plus interest, to be paid and satisfied by set-off against the balance due under the Note. The Company's repurchase right does not apply in the event of a sale of all or substantially all of the assets of the Company, or in the event of the death of the employee while in employment, in which event the note will become immediately due and payable and the employee's estate will have the right to prepay the note at any time and obtain release of the shares from escrow.

   Stock options under the February 1997 Option Plan were granted to and exercised by the Named Executive Officers as follows: 63,333 shares were granted to and exercised by George Nagy at $.45 per share, and 133,333 shares were granted to and exercised by Gary Brock at $.45 per share. In addition, 41,667 and 20,833 shares under the February 1997 Option Plan were granted to and exercised by Thomas Mayer and Thomas Radigan, respectively, at $.45 per share. Shares purchased by Messrs. Mayer and Radigan are subject to vesting and repurchase as follows: one-twelfth of the shares vest for each full month of employment after January 1, 1997; provided, however, that if the holder's employment is involuntarily terminated for any reason prior to July 31, 1997, the holder will be vested as to seven-twelfths of such shares. All other terms are as described in the prior paragraph.

   April 1997 Option Plan

   The Company's IPO Stock Option Plan (the "April 1997 Plan") was adopted by the Board of Directors of the Company on April 29, 1997. The April 1997 Plan provides that the aggregate number of shares reserved for issuance under the April 1997 Plan, when added to shares reserved for issuance under any other stock compensation arrangement, including other stock option plans and options not granted under an option plan, may not exceed in the aggregate 1,500,000.
The April 1997 Plan provides for grants of non-statutory stock options only to executive and other key employees (including officers who may be members of the Board of Directors) of the Company, or any subsidiary or parent corporations of the Company. The April 1997 Plan is administered by a committee appointed by the Board which determines optionees and the terms of options granted, including the exercise price, number of shares subject to the option, and the exercisability thereof. The terms of options granted under the April 1997 Plan generally may not exceed five years and the exercise price of stock options granted under the April 1997 Plan must be at least equal to the fair market value of the underlying shares on the date of grant. An option may not be granted under the April 1997 Plan to any person if, as the result of such grant, such person would at the time of such grant hold options, under the April 1997 Plan and any other stock option plan, to acquire in the aggregate more than five percent (5%) of the issued and outstanding shares of Common Stock of the Company.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The following table sets forth information regarding the beneficial ownership of shares of Common Stock of the Company for each director and director nominee of the Company, for the Chief Executive Officer, for others who served as Chief Executive Officer during any part of 1997, for its executive officers who were paid more than $100,000 in 1997, for all directors and executive officers of the Company as a group, and for each shareholder who is known by the Company to own more than 5% of the Company's Stock as of February 28, 1998. All information in this Registration Statement gives effect to a 2-for-3 reverse stock split which was effective December 19, 1997.

                                                        NUMBER OF                PERCENT OF
NAME AND ADDRESS                                      COMMON SHARES           OUTSTANDING SHARES
OF BENEFICIAL OWNER                                 BENEFICIALLY OWNED       --------------------
-------------------                               ----------------------

Opus Capital, LLP/(1)/                               1,258,999/(2)/                15.5%
      1113 Spruce Street, Ste. 400
      Boulder, CO 80302

Opus Capital Fund, LLC/(3)/                            754,000/(4)/                 8.9%
      1113 Spruce Street, Ste. 400
      Boulder, CO 80302

George Brostoff                                        609,463/(5)/                 8.0%
      5 Research Drive
      Ann Arbor, MI 48103

Thomas R. Mayer.                                       145,242/(6)/                 1.9%
      5 Research Drive
      Ann Arbor, MI 48103

Thomas Radigan                                         144,773/(7)/                 1.9%
      5 Research Drive
      Ann Arbor, MI 48103

Gary R. Brock                                          142,964/(8)/                 1.9%
      5 Research Drive
      Ann Arbor, MI  48103

George J. Nagy.                                         61,205/(9)/                   *
      5 Research Drive
      Ann Arbor, MI 48103

Patricia Kalmbach                                      24,500/(10)/                   *
      5 Research Drive
      Ann Arbor, MI 48103

All directors and executive officers as a             518,684/(11)/                 6.5%
 group (5 persons )
----------------------------------------------

*Less than one percent.

(1) The general partners of Opus Capital, LLP are Dieter Heidrich and Daryl Yurek, 1113 Spruce Street, Boulder, CO 80302.
(2) Includes warrants to purchase 504,999 shares which are currently exercisable or become exercisable within 60 days. Opus Capital, LLP is the manager of Opus Capital Fund, LLC (the "Fund"). Includes 620,667 shares owned by the Fund and warrants held by the Fund to purchase 133,333 shares which are currently exercisable or become exercisable within 60 days.
(3)   The manager of Opus Capital Fund, LLC is Opus Capital LLP.
(4) Includes warrants to purchase 133,333 shares which are currently exercisable or become exercisable within 60 days .
(5) Includes warrants to purchase 94,885 shares which are currently exercisable or become exercisable within 60 days.
(6) Includes 24,305 shares purchased pursuant to the February 1997 Option Plan which are vested. Includes options to purchase 26,603 shares which are currently exercisable or become exercisable within 60 days. Includes warrants to purchase 94,334 shares which are currently exercisable or become exercisable within 60 days.
(7) Includes 20,833 shares purchased pursuant to the February 1997 Option Plan which are vested. Includes options to purchase 60,940 shares which are currently exercisable or become exercisable within 60 days. Includes warrants to purchase 63,000 shares which are currently exercisable or become exercisable within 60 days.
(8) Includes 96,297 shares purchased pursuant to the February 1997 Option Plan which are vested. Includes options to purchase 30,000 shares which are currently exercisable or become exercisable within 60 days. Includes warrants to purchase 16,667 shares which are currently exercisable or become exercisable within 60 days.
(9) Includes 38,705 shares purchased pursuant to the February 1997 Option Plan which are vested. Includes options to purchase 22,500 shares which are currently exercisable or become exercisable within 60 days.
(10) Includes options to purchase 24,500 shares which are currently exercisable or become exercisable within 60 days.
(11) Includes 180,140 shares purchased pursuant to the February 1997 Option Plan which are vested. Includes options and warrants to purchase 338,544 shares which are currently exercisable or become exercisable within 60 days.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   In the last quarter of 1996 George Brostoff, Chairman of the Board of the Company, advanced an aggregate of $250,000 to the Company, which loan was subsequently converted into 303,030 shares of Common Stock at $0.825 per share. In consideration for these advances, the Company granted Mr. Brostoff a warrant to purchase up to 83,333 shares of Common Stock at $0.825 per share. The warrant expires September 8, 1999.

   On March 5, 1997, the Company issued to George Brostoff 61,603 shares of Common Stock at a value of $3.00 per share in satisfaction of arrears of salary in the amount of $184,809 due to him as President and Chief Executive Officer of the Company prior to his resignation from those positions in January 1997.

   The Company was a party to a Letter Agreement with George Brostoff which expired June 30, 1997, pursuant to which he provided consulting services to the Company. See Part I, Item 6 - Executive Compensation -Employment Agreements.

   By a letter agreement dated February 12, 1997 (the "Opus Capital Agreement"), Opus Capital, LLP ("Opus") agreed to provide a variety of consulting and related services for the Company. These services included (i) the preparation of an operating plan, (ii) making recommendations on executive staffing and board composition, (iii) making available to the Company, pending the filling of these positions on a permanent basis, the services of certain executives associated with Opus, to serve as President and Chief Executive Officer of the Company, and as its Chief Financial Officer, (iv) assisting in the completion of a private placement, (v) introducing the Company to potential underwriters with a view to their acting as its agents in connection with a public offering in Canada, (vi) providing analytical coverage and investor introductions following completion of such public offering, and (vii) arranging interim loan financing on certain terms and conditions.

   Pursuant to the Opus Capital Agreement, Opus has made available to Symplex the services of Thomas A. Mayer as Acting President and Chief Executive Officer, and of Thomas Radigan as Acting Chief Financial Officer. Pursuant to such agreement, neither Mr. Mayer nor Mr. Radigan received any cash compensation from Symplex. Both of them were compensated directly by Opus.

   In addition, as contemplated by the Opus Capital Agreement, Opus (a) caused Opus Capital Fund, LLC to advance an aggregate of $400,000 to the Company as bridge financing (the "Bridge Loan") which loan was subsequently converted into 484,849 shares of Common Stock at $0.825 per share, (b) assisted the Company in March 1997 in completing a private placement of 2,263,800 shares of Common Stock (of which Opus Capital Fund, LLC purchased 135,818 shares) at a price of $0.825 per share, and (c) introduced the Company to the agent for the Canadian IPO. In consideration for the Bridge Loan, the Company issued to Opus Capital Fund, LLC a warrant (the "Opus Debt Consideration Warrant") to purchase 133,333 shares of Common Stock at a price of $0.825 per share, exercisable at any time prior to September 8, 1999.

   Pursuant to the Opus Capital Agreement the Company (i) agreed to reimburse Opus for its out of pocket expenses, including reasonable living and travel expenses for Messrs. Mayer and Radigan, and to pay Opus a per diem fee of $800 in respect of their services, (ii) granted Opus options to purchase 466,667 shares of Common Stock at a price of $0.825 per share, expiring March 5, 1999 (the "Opus Services Options"), and (iii) issued to Opus at the closing of the Canadian IPO a warrant (the "Opus Services Warrant") to purchase 233,333 shares of Common Stock at $1.00 per share, expiring February 10, 2000.


                                    PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits:

        See Index to Exhibits.

   (b)  Reports on Form 8-K for the quarter ended December 31, 1997:

        None.

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  SYMPLEX COMMUNICATIONS CORPORATION


                  By: /s/ Gary R. Brock
                     _______________________________
                      Gary R. Brock
                      Chief Executive Officer

Date:  April 15, 1998


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                  TITLE                                  DATE
---------                  -----                                  ----


/s/ Gary R. Brock
_____________________      Chief Executive Officer,               April 15, 1998
Gary R. Brock              President and Director

/s/ Thomas Radigan
_____________________      Chief Financial Officer,               April 15, 1998
Thomas Radigan             Treasurer, Secretary
                           and Director

/s/ Patricia Kalmbach
_____________________      Director                               April 15, 1998
Patricia Kalmbach

/s/ Thomas R. Mayer
_____________________      Director                               April 15, 1998
Thomas R. Mayer

                               INDEX TO EXHIBITS

Exhibit
Number   Description                                                    Page No.
-------  -----------                                                    --------

3.1 Certificate of Incorporation of the Company, as amended by Agreement of Merger by and between the Company and Symplex Communications Corporation, a California corporation./(1)/

3.2      Bylaws of the Company. /(1)/

4.1      Form of Certificate of Common Stock.

4.2 Form of warrant granted to holders of convertible promissory notes ("Note Conversion Warrants")./(2)/

4.3 Form of warrant granted to Canaccord Capital Corporation and C.M. Oliver & Co. ("Underwriter Warrants")./(2)/

4.4      Form of warrant granted to Opus Capital, LLP ("Opus Services
         Warrant")./(2)/

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

10.4 Letter Agreement dated February 12, 1997 between the Company and Opus Capital, LLP./(1)/

10.5 Manufacturing Services Agreement dated July 5, 1995 between the Company and IEC Electronics Corp./(1)/

10.6 Restructure Agreement dated March 25, 1997 between the Company and Michigan National Bank./(1)/

10.7 Business Loan Agreement and Addendum to Business Loan Agreement, each dated March 25, 1997, between the Company and Michigan National Bank./(1)/

16.1     Letter of Deloitte & Touche LLP dated March 18, 1998./(3)/

27.1     Financial Data Schedule.

_______________________________
(1) Incorporated by reference from the Company's Registration Statement on Form 10-SB filed May 30, 1997.
(2) Incorporated by reference from the Company's Current Report on Form 8-K dated February 11, 1998.
(3) Incorporated by reference from the Company's Current Report on Form 8-K dated March 16, 1998.

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Symplex Communications Corporation
Ann Arbor, Michigan

We have audited the accompanying balance sheet of Symplex Communications Corporation as of December 31, 1997, and the related statement of operations, stockholders' equity (deficiency in assets), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Symplex Communications Corporation as of December 31, 1997 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has a deficit in stockholders' equity of $836,961 at December 31, 1997 and a net loss of $3,687,864 for the year then ended. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As disclosed in Note 1 to the financial statements, the Company changed its method of computing earnings per share.



                                             Ehrhardt Keefe Steiner & Hottman PC

March 25, 1998
Denver, Colorado

              [LETTERHEAD OF DELOITTE & TOUCHE LLP APPEARS HERE]

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Symplex Communications Corporation
Ann Arbor, Michigan

We have audited the accompanying balance sheet of Symplex Communications Corporation (the "Company") as of December 31, 1996, and the related statements of operations, stockholders' equity (deficiency in assets) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation, We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

We have not audited any financial statements of the Company for any period subsequent to December 31, 1996. However, as discussed in Note 14, the Company has continued to incur substantial losses in 1997 and had a working capital deficiency of approximately $983,000 as of September 30, 1997. This matter raises substantial doubt about its ability to continue as a going concern. Management plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



May 1, 1997 (December 19, 1997 as to Note 1, Earnings (Loss) Per Common Share, paragraph 2; Note 3, paragraphs 4, 5 and 8; Note 7, paragraph 3; Note 8, paragraph 4;Note 12, paragraphs 2 and 6, and Note 14.)

DELOITTE & TOUCHE LLP

                      SYMPLEX COMMUNICATIONS CORPORATION

                                BALANCE SHEETS

                                                                                                 December 31,
                                                                                        -------------------------------
                                                                                           1997                1996
                                                                                        -----------         -----------
                                                  ASSETS

Current assets
  Cash                                                                                  $    24,554         $   320,290
  Trade receivables, less allowance for doubtful accounts of $19,740
   (1997) and $30,000 (1996)                                                                988,133             529,180
  Inventories                                                                               979,232           1,312,734
  Prepaid expenses and other current assets                                                  40,043              48,710
                                                                                        -----------         -----------
    Total current assets                                                                  2,031,962           2,210,914
                                                                                        -----------         -----------
Property and equipment
  Machinery and equipment                                                                 1,640,121           2,692,465
  Office equipment                                                                          640,382           1,017,118
  Leasehold improvements                                                                     19,590             188,853
                                                                                        -----------         -----------
                                                                                          2,300,093           3,898,436
  Less accumulated depreciation                                                          (1,964,753)         (3,535,910)
                                                                                        -----------         -----------
    Net property and equipment                                                              335,340             362,526
                                                                                        -----------         -----------
Deferred offering and financing costs                                                       571,984              49,464
                                                                                        -----------         -----------
                                                                                        $ 2,939,286         $ 2,622,904
                                                                                        ===========         ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Current liabilities
  Trade payables                                                                        $ 1,293,449         $   782,749
  Accrued expenses (Note 5)                                                                 328,814             575,763
  Notes payable - revolving (Note 3)                                                        500,000             500,000
  Notes payable - current portion (Note 3)                                                  250,000              20,000
  Notes payable - subordinated debt (Note 3)                                              1,163,984             510,000
  Current portion of capital lease obligations                                                    -               1,637
                                                                                        -----------         -----------
    Total current liabilities                                                             3,536,247           2,390,149

Notes payable - less current portion (Note 3)                                               240,000             480,000
                                                                                        -----------         -----------
    Total liabilities                                                                     3,776,247           2,870,149
                                                                                        -----------         -----------

Commitments and Contingency (Notes 3, 5, 13 and 15)

Stockholders' equity (deficiency in assets)
  Common stock, $.01 par value; 20,000,000 shares authorized and
   4,475,982 shares issued, and outstanding (including 542,501 shares held in escrow) at (1997) and 608,753 shares issued and outstanding at
   (1996)                                                                                    67,841              39,150
  Additional paid-in capital                                                              3,303,516                   -
  Unearned compensation expense                                                             (25,933)                  -
  Additional paid-in capital - warrants                                                      76,000              40,000
  Notes receivable - recourse                                                               (55,818)                  -
  Notes receivable - non recourse                                                          (188,308)                  -
  Accumulated deficit                                                                    (4,014,259)           (326,395)
                                                                                        -----------         -----------
          Total stockholders' equity (deficiency in assets)                                (836,961)           (247,245)
                                                                                        -----------         -----------

Total liabilities and stockholders' equity                                              $ 2,939,286         $ 2,622,904
                                                                                        ===========         ===========

                      See notes to financial statements.

                      SYMPLEX COMMUNICATIONS CORPORATION

                           STATEMENTS OF OPERATIONS


                                                                                  December 31,
                                                                        ---------------------------------
                                                                           1997                  1996
                                                                        -----------           -----------
Net sales and revenues (Note 10)
  Manufactured products                                                 $ 3,761,185           $ 5,893,325
  Maintenance contracts and service                                         176,378               187,800
                                                                        -----------           -----------
      Total net sales and revenues                                        3,937,563             6,081,125

Costs and expenses
  Cost of products sold                                                   1,900,625             3,127,809
  Selling and marketing                                                   2,250,216             2,522,327
  General and administrative (Notes 6 and 12)                             1,604,010             1,834,230
  Research and development                                                1,085,973             1,321,709
  Engineering                                                               245,713               393,915
  Service                                                                   308,389               384,684
                                                                        -----------           -----------
      Total costs and expenses                                            7,394,926             9,584,674
                                                                        -----------           -----------

Operating (loss) income                                                  (3,457,363)           (3,503,549)

Other (expense) income
  Interest expense                                                         (208,682)             (148,913)
  Amortization of discount on notes payable                                 (40,000)                    -
  Other income                                                               18,181                 7,825
                                                                        -----------           -----------
      Total other expense and income                                       (230,501)             (141,088)
                                                                        -----------           -----------

Net loss                                                                $(3,687,864)          $(3,644,637)
                                                                        ===========           ===========

Loss per basic and diluted common share (Note 1)                        $      (.55)          $      (.54)
                                                                        ===========           ===========

Weighted average common shares outstanding                                6,699,747             6,699,747
                                                                        ===========           ===========

                      See notes to financial statements.

                      SYMPLEX COMMUNICATIONS CORPORATION

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                              Additional
                                                                               Paid-in       Unearned      Additional     Note
                                                      Number of    Common      Capital     Compensation     Paid-in    Receivable
                                                       Shares      Stock       Warrants      Expense        Capital     Recourse
                                                     ----------  ---------  ------------  -------------  ------------  ----------
Balance, December 31, 1995                             608,753   $ 39,150   $          -  $          -             -   $       -

Issuance of detachable warrants                              -          -         40,000             -             -           -

Net loss                                                     -          -              -             -             -           -
                                                     ---------   --------   ------------  ------------    ----------   ---------

Balance, December 31, 1996                             608,753     39,150         40,000             -             -           -

Statutory merger with wholly owned
 subsidiary (Note 7)                                         -    (33,062)             -             -        33,062           -

Issuance of common stock, net of $121,590
 costs - private placement (Note 11)                 2,263,802     22,638              -             -     1,723,407           -

Conversion of notes payable to common stock
 (Note 3)                                              787,879      7,879              -             -       642,121           -

Conversion of accrued liabilities to common
 stock (Note 5)                                        113,833      1,138              -             -       340,362           -

Issuance of common stock - SAR plan termination
 (Note 6)                                               57,916        576              -             -        47,203           -

Issuance of common stock - key employee plan
 (Note 12)                                              77,965        780              -             -        63,540     (62,319)

Issuance of common stock - employee stock
 purchase plan - (Note 12)                             738,800      7,388              -      (277,050)      602,122     (84,450)

Amounts paid on notes receivable issued under
 key employee stock plan (Note 12)                           -          -              -             -             -      62,318

Compensation expense recognized on stock
 issued with stock option (Note 12)                          -          -              -       177,505             -           -

Warrants issued with bridge financing (Note 3)               -          -         36,000             -             -           -

Financing fee shares (Note 3)                           23,333        233              -             -        34,767           -

Employee stock purchase plan - surrendered shares
 (Note 12)                                            (196,299)    (1,963)             -        73,612      (159,984)     28,633

Net loss                                                     -          -              -             -             -           -
                                                     ---------   --------   ------------  ------------    ----------   ---------

Balance - December 31, 1997                          4,475,982   $ 44,757   $     76,000  $    (25,933)   $3,326,600   $ (55,818)
                                                     =========   ========   ============  ============    ==========   =========

                                                                        Retained
                                                           Note         Earnings
                                                        Receivable    (Accumulated
                                                        Nonrecourse     Deficit)        Total
                                                       ------------  -------------  ------------
Balance, December 31, 1995                             $         -    $ 3,318,242   $ 3,357,392

Issuance of detachable warrants                                  -              -        40,000

Net loss                                                         -     (3,644,637)   (3,644,637)
                                                       -----------   ------------   -----------

Balance, December 31, 1996                                       -       (326,395)     (247,245)

Statutory merger with wholly owned
 subsidiary (Note 7)                                             -              -             -

Issuance of common stock, net of $121,590
 costs - private placement (Note 11)                             -              -     1,746,045

Conversion of notes payable to common stock
 (Note 3)                                                        -              -       650,000

Conversion of accrued liabilities to common
 stock (Note 5)                                                  -              -       341,500

Issuance of common stock - SAR plan termination
 (Note 6)                                                        -              -        47,779

Issuance of common stock - key employee plan
 (Note 12)                                                       -              -         2,001

Issuance of common stock - employee stock
 purchase plan - (Note 12)                                (248,010)             -             -

Amounts paid on notes receivable issued under
 key employee stock plan (Note 12)                               -              -        62,318

Compensation expense recognized on stock
 issued with stock option (Note 12)                              -              -       177,505

Warrants issued with bridge financing (Note 3)                   -              -        36,000

Financing fee shares (Note 3)                                    -              -        35,000

Employee stock purchase plan - surrendered shares
 (Note 12)                                                  59,702              -             -

Net loss                                                         -     (3,687,864)   (3,687,864)
                                                       -----------   ------------   -----------

Balance - December 31, 1997                            $  (188,308)  $ (4,014,259)  $  (836,961)
                                                       ===========   ============   ===========

                      See notes to financial statements.

                      SYMPLEX COMMUNICATIONS CORPORATION

                           STATEMENTS OF CASH FLOWS

                                                                                                 December 31,
                                                                                        -----------------------------
                                                                                           1997              1996
                                                                                        -----------       -----------
Cash flows from operating activities
 Net income (loss)                                                                      $(3,687,864)      $(3,644,637)
                                                                                        -----------       -----------
 Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities -
  Allowance for doubtful accounts                                                           (10,260)                -
  Allowance for inventory obsolescence                                                       67,916           641,637
  Depreciation                                                                              188,033           234,296
  Loss on disposal of assets                                                                 11,577                 -
  Amortization of discount on notes payable                                                  40,000                 -
  Stock related compensation                                                                260,284                 -
  Changes in assets and liabilities
   Trade receivables                                                                       (448,693)        1,122,805
   Inventories                                                                              187,809           112,054
   Prepaid expenses and other current assets                                                  8,667           (30,177)
   Trade payables                                                                           510,700           152,810
   Accrued expenses                                                                          94,551           132,462
                                                                                        -----------       -----------
                                                                                            910,584         2,365,887
                                                                                        -----------       -----------
     Net cash used in operating activities                                               (2,777,280)       (1,278,750)
                                                                                        -----------       -----------

Cash flows from investing activities
 Purchases of property and equipment                                                       (102,763)          (37,833)
 Proceeds from sales of equipment                                                             8,116                 -
                                                                                        -----------       -----------
     Net cash used in investing activities                                                  (94,647)          (37,833)
                                                                                        -----------       -----------

Cash flows from financing activities
 Borrowings on line-of-credit                                                                     -         1,000,000
 Borrowings of notes payable                                                                100,000           510,000
 Payments of notes payable                                                                  (10,000)                -
 Proceeds from bridge financing                                                           1,163,984                 -
 Issuance of detachable warrants                                                             36,000            40,000
 Proceeds from issuance of common stock                                                   1,810,364                 -
 Deferred offering and financing costs                                                     (522,520)                -
 Payments on capital lease obligations                                                       (1,637)           (6,548)
                                                                                        -----------       -----------
     Net cash provided by financing activities                                            2,576,191         1,543,452
                                                                                        -----------       -----------

Net (decrease) increase in cash                                                            (295,736)          226,869

Cash - beginning of year                                                                    320,290            93,421
                                                                                        -----------       -----------

Cash - end of year                                                                      $    24,554       $   320,290
                                                                                        ===========       ===========

Supplemental disclosure of cash flow information
    Cash paid during the period for interest was $142,500 and $139,580 for December 31, 1997 and 1996, respectively.

Schedule of non-cash financing and investing activities:
    For the year ended December 31, 1997, the Company had the following non-cash financing and investing transactions: conversion of $77,777 of inventory to equipment; stock issued upon conversion of notes payable of $650,000; stock issued upon conversion of accrued liabilities of $341,500; stock issued for notes receivable and unearned compensation of $509,882.

                        Notes to financial statements.

                       SYMPLEX COMMUNICATIONS CORPORTION

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

Symplex Communications Corporation (the Company) designs, manufactures and sells specialized data communications equipment primarily used to create computer networks and send information electronically. The Company's primary markets are North America and Europe.

The financial statements have been prepared on a basis consistent with accounting principles generally accepted in the United States.

Reorganization
--------------

On February 28, 1997, the Company merged with a wholly owned subsidiary which had no assets (Note 7). The transaction was accounted for as a pooling-of-interest.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents includes all cash balances and highly liquid investments with an original maturity of three months or less.

Property and Equipment
----------------------

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful life of the asset. The estimated service lives used to compute depreciation are five years for equipment and the shorter of the useful life or the lease term for leasehold improvements.

Research and Development
------------------------

Research and development costs related to new data communications products are expensed as incurred. Total research and development costs of approximately $1,086,000 and $1,322,000 for December 31, 1997 and 1996 were expensed to operations, respectively.

Deferred Offering Costs
-----------------------

Deferred offering costs relate to equity offerings not yet completed (Note 15) and are capitalized until completion of the transaction. Once the transactions are complete, the costs are netted against any proceeds and reclassified to additional paid-in-capital.

Revenue Recognition
-------------------

Revenue is recognized as product is shipped or delivered.

Advertising
-----------

The Company expenses advertising costs as incurred.

                       SYMPLEX COMMUNICATIONS CORPORTION

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------
(CONTINUED)
-----------

Product Warranty Costs
----------------------

Sales agreements provide for necessary warranty service for one year on new installations. The estimated future costs of warranty service for products sold as of December 31, 1997 and 1996 is included in accrued expenses.

Stock-Based Compensation
------------------------

The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options in the accompanying statements of operations is measured as the excess, if any, of the fair market value of the Company's stock at the measurement date over the amount the employee must pay to acquire the stock.

Income Taxes
------------

The Company recognizes deferred tax liabilities and assets based on differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requirements management to make estimates and assumptions that affect the reported amounts of asset and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
-----------------

Certain items in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

                       SYMPLEX COMMUNICATIONS CORPORTION

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------
(CONTINUED)
-----------

Earnings (Loss) Per Common Share
--------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, ("SFAS 128") which requires the presentation of basic and diluted earnings per share on the face of the income statement for entities with a complex capital structure. Basic earnings per share is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding. Dilutive earnings per share is computed similarly, but also gives effect to the impact dilutive potential common shares, such as convertible debt, stock options and warrants, if dilutive, would have on net income and average common shares outstanding if converted at the beginning of the year. SFAS 128 also requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of diluted earnings per share computation. The Company implemented SFAS 128 effective with its December 31, 1997, financial statements. The Company has incurred losses in each of the periods covered in these financial statements, thereby making the inclusion of dilutive potential common shares in the 1997 and 1996 dilutive earnings per share computations antidilutive. Accordingly, all dilutive potential common shares have been excluded from the fully diluted earnings per share amounts and basic and dilutive earnings per share are the same for each period presented.

However, according to Securities and Exchange Commission Staff Accounting Bulletin 83, common stock and common stock equivalents issued during the twelve months immediately preceding an initial public offering are included in this calculation as if they were outstanding for all periods presented. Under this guidance, earnings (loss) per share is calculated without regard to antidulution. The following common stock and common stock equivalents have been included in the number of common shares outstanding as if issued for all periods presented (Note 15).

Common stock issued under private placement (Note 11)                2,263,802
Conversion of notes payable (Note 3)                                   787,879
Common stock exchanged for SAR Plan termination (Note 6)                57,916
Conversion of stockholders' liability (Note 5)                         113,833
Common stock issued under key employee plan (Note 12)                   77,965
Common stock issued under employee purchase plan (Note 12)             542,501
Warrants issued with convertible debt (Note 8)                         216,666
Warrants issued to private investment group (Note 8)                   466,667
Common stock issued to underwriter (Note 3)                             23,333
Issuance of options under employee share purchase plan (Note 12) 1,140,432 Warrants issued in connection with bridge loan financing
 (Notes 3 and 8)                                                       400,000
                                                                     ---------

                                                                     6,090,994
                                                                     =========

                       SYMPLEX COMMUNICATIONS CORPORTION

                         NOTES TO FINANCIAL STATEMENTS


NOTE 2 - INVENTORIES
--------------------

Inventories consist of the following:

                                               December 31,
                                        -------------------------
                                           1997           1996
                                        ----------     ----------
Raw materials                           $  304,884     $  371,244
Work-in-process                            266,252        706,472
Finished goods                             648,291      1,010,907
                                        ----------     ----------
                                         1,219,427      2,088,623
     Less reserve for obsolescence        (240,195)      (775,889)
                                        ----------     ----------

                                        $  979,232     $1,312,734
                                        ==========     ==========


NOTE 3 - NOTES PAYABLE
----------------------

The Company has a line-of-credit agreement which provides for borrowings up to $1,000,000 at 2% above the bank's prime rate (prime was 8.5% at December 31, 1997), secured by all assets of the Company. The Company had borrowings against this line-of-credit of $500,000 and $1,000,000 at December 31, 1997 and 1996, respectively.

The agreement for the line-of-credit contains restrictive covenants, the most significant of which require the Company to 1) maintain certain levels of net worth, as defined; 2) maintain certain levels of working capital; and 3) maintain a certain level of total liabilities to net worth.

In March 1997, the Company restructured its bank line-of-credit agreement.
Under the new agreement, $500,000 of the December 31, 1996 balance was converted to a term note payable, with $500,000 remaining as the amount available under the line-of-credit. The term note matures December 1, 1999 and requires quarterly principal payments, beginning September 15, 1997, of $10,000 for the first two payments, and $60,000 for the remaining eight. Both the new term agreement and the line-of-credit require monthly interest payments at a variable rate of 2% above the bank's prime (prime was 8.5% at December 31, 1997). Both agreements are secured by all assets of the Company and contain restrictive covenants.

                       SYMPLEX COMMUNICATIONS CORPORTION

                         NOTES TO FINANCIAL STATEMENTS


NOTE 3 - NOTES PAYABLE (CONTINUED)
----------------------------------

Effective November 4, 1997, the bank reset the current ratio and net worth covenants to be effective March 31, 1998. There can be no assurances that these covenants will be attainable on an ongoing basis. (Note 14)

                                                                                    December 31,
                                                                         -----------------------------
                                                                            1997              1996
                                                                         -----------       -----------
Convertible subordinated notes payable.  Interest at the
 prime rate plus 2% (prime was 8.5% at December 31, 1997);
 due August 29, 1998; convertible within seven days of the
 filing of a final prospectus into 700,000 shares of common
 stock and warrants to purchase 350,000 shares at $1.00 per
 share.  If the Canadian public offering has not closed by
 August 29, 1998, the noteholders will be entitled to receive additional warrants to purchase up to 350,000 shares at
 $1.00 per share. (Note 15)                                              $   699,984         $       -

Subordinated notes payable with detachable warrants.
 Interest at the prime rate plus 2% (prime was 8.5% at
 December 31, 1997); due within 15 days of the completion of a Canadian public offering but no later than August 27,
 1998.  The warrants allow the noteholders to purchase up to
 166,667 shares of common stock for $1.00 per share at any
 time prior to August 27, 1998 (Notes 8 and 15).                             500,000                 -

Term notes payable.  Payments of $60,000 quarterly including interest at prime rate plus 2% (prime was 8.5% at December
 31, 1997).  Secured by all assets of the Company.                           490,000                 -

Convertible subordinated note payable with detachable
 warrants to a private investment group.  Converted to equity
 in 1997.                                                                          -           300,000

Convertible subordinated note payable with detachable
 warrants to a stockholder.  Converted to equity in 1997.                          -           250,000
                                                                         -----------         ---------
                                                                           1,689,984           550,000
Unamortized discount                                                         (36,000)          (40,000)
Less current maturities                                                   (1,413,984)         (510,000)
                                                                         -----------         ---------

                                                                         $   240,000         $       -
                                                                         ===========         =========

                       SYMPLEX COMMUNICATIONS CORPORTION

                         NOTES TO FINANCIAL STATEMENTS


NOTE 3 - NOTES PAYABLE (CONTINUED)
----------------------------------

In February 1997, the Company received an additional $100,000 from a private investment group in exchange for a convertible subordinated note payable with detachable warrants. The associated warrants allow the purchase of 33,333 shares of common stock. The warrants are exercisable at $.83 per share in year one and $.95 per share thereafter and expire September 8, 1999. On March 5, 1997, in conjunction with the private placement, this debt and the previously issued $300,000 note were converted to 484,849 shares of common stock (Note 11).

On March 5, 1997, in conjunction with the private placement, the $250,000 debt to a stockholder was converted to 303,030 shares of common stock (Note 11).

In connection with the issuance of the convertible subordinated notes in August 1997, the Company issued 23,333 shares of common stock as a financing fee.


NOTE 4 - EMPLOYEE SAVINGS AND RETIREMENT PLAN
---------------------------------------------

The Company has a 401(k) Employee Savings and Retirement Plan (the Plan), a defined contribution plan, covering substantially all employees under which the Company matches 50% per dollar of the employee contributions up to 4% of the employees' eligible compensation. The Plan also allows for additional discretionary employer contributions. Total expense for the Plan was $11,000 and $54,000 for the years ended December 31, 1997 and 1996, respectively. The Company discontinued employer matching in April 1997.


NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Company has an agreement with a stockholder under which it annually pays royalties in the amount of 2% of qualified sales or $150,000, whichever is the lesser amount. The Company incurred royalty expense of $40,368 and $76,000 for the years ended December 31, 1997 and 1996, respectively.

A subordinated note payable to a stockholder was converted to common stock in March 1997 (Note 3).

In March 1997, certain stockholders converted $341,500 in accrued expenses to equity as approved by the Board in November 1996. The stockholders received one share of common stock for every $3 of indebtedness for 113,833 shares.

                       SYMPLEX COMMUNICATIONS CORPORTION

                         NOTES TO FINANCIAL STATEMENTS


NOTE 6 - STOCK APPRECIATION RIGHTS
----------------------------------

The Company had previously adopted a stock appreciation right ("SAR") plan granting certain selected employees incentive bonuses based on the performance of the Company's stock and as determined according to the Plan. In general, such rights were not exercisable except in the event of an initial public offering, a merger, or a sale of 50% or more of the Company's voting stock.

In March 1997, in conjunction with a private placement, the SAR plan was terminated. The selected employees received 57,916 shares of common stock valued at $0.83 per share. Compensation expense of $47,779 has been recognized for the year ended December 31, 1997.


NOTE 7 - COMMON STOCK
---------------------

On November 18, 1996, the Board amended the articles of incorporation authorizing an additional 2,970,000 shares of no-par common stock. In conjunction with the amendment, a stock split was also approved by the Board, providing for the issuance of approximately 31 shares of new, no-par common stock for one share of the previously outstanding, no-par stock.

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

In December 1997, the Board approved a 2 for 3 reverse stock split. All periods presented and related footnote disclosures have been adjusted to reflect the reverse split.


NOTE 8 - WARRANTS
-----------------

In connection with the issuance of various convertible subordinated notes (Note
3), the Company issued warrants allowing the holders to purchase 216,666 shares of common stock. The holders may fund the purchase of shares through the delivery of a recourse or non-recourse promissory note, bearing interest at the Applicable Federal Rate ("AFR"). The AFR is the minimum allowable interest rate that can be used before imputed interest is required by the Internal Revenue Service. Under the non-recourse note, the Company's sole recourse shall be to cancel any shares that are being held in escrow. The warrants are currently exercisable at between $0.83 and $0.95 per share and expire on September 8, 1999.

                       SYMPLEX COMMUNICATIONS CORPORTION

                         NOTES TO FINANCIAL STATEMENTS


NOTE 8 - WARRANTS (CONTINUED)
-----------------------------

In February 1997, the Board granted warrants to purchase 466,667 shares of common stock to a private investment group who facilitated the completion of the March private placement (Note 11). The holders may fund the purchase of shares through the delivery of a recourse or non-recourse promissory note, bearing interest at the AFR. Under the non-recourse note, the Company's sole recourse shall be to cancel any shares that are being held in escrow. These warrants expire on September 8, 1999 and are exercisable at $.83 per share in the first year following the Canadian public offering and $0.95 in the second year.

In February 1997, the Company entered into an agreement with the same private investment group to assist the Company with a Canadian initial public offering. In consideration for the assistance, the Company granted warrants to purchase 233,333 shares of common stock. The warrants vested upon completion of the initial public offering on February 11, 1998 (Note 15). These warrants expire two years from the effective date of the initial public offering. The warrants are exercisable at $1.00 per share for the first twelve months and $1.15 per share thereafter.

In August 1997, in connection with the issuance of certain subordinated notes payable, the Company has issued warrants to purchase 166,667 shares of common stock at $1.00 per share (Note 3).


NOTE 9 - INCOME TAXES
---------------------

The Company's provision for income taxes for the year ended December 31, 1997 consists of the following:

Federal
  Deferred benefit                                 $(1,526,606)
  Increase in valuation allowance                    1,526,606
                                                   -----------

Total                                              $         -
                                                   ===========

The net deferred income tax asset as of December 31, 1997 in the accompanying balance sheet include the following:

  Deferred tax assets                              $ 1,526,606
  Valuation allowance                               (1,526,606)
                                                   -----------

Total                                              $         -
                                                   ===========

Deferred tax assets result primarily from timing in the recognition of certain allowance and accrued expenses for tax and financial statement purposes, and net operating loss carryforwards.

                       SYMPLEX COMMUNICATIONS CORPORTION

                         NOTES TO FINANCIAL STATEMENTS


NOTE 9 - INCOME TAXES (CONTINUED)
---------------------------------

A valuation allowance has been provided for the deferred tax assets because of the uncertainty surrounding their realization.

Prior to March 1, 1997, the Company was taxed as an S corporation under the U.S. Internal Revenue Code which provides that, in lieu of corporate income taxes, the stockholders are taxed on their proportional share of the Company's net income. Accordingly, the financial statements for all periods presented prior to 1997 do not include a provision for corporate income taxes. Had the S election not been in place, the provision (tax benefit) for corporate income taxes would have been $0 for the year ended December 31, 1996 based upon the statutory rate of 34 percent.


NOTE 10 - EXPORT SALES
----------------------

Export sales for the years ended December 31, 1997 and 1996 were as follows:

                                                         Years Ended
                                                         December 31,
                                               -------------------------------
                                                   1997                1996
                                               ----------           ----------
U.S.                                           $1,411,348           $2,368,729
Germany                                           390,117              145,866
Belgium                                           198,928              338,710
Japan                                             311,204              905,035
Netherlands                                       373,464              405,923
Other                                           1,252,502            1,916,862
                                               ----------           ----------

Total sales                                    $3,937,563           $6,081,125
                                               ==========           ==========


NOTE 11 - PRIVATE PLACEMENT
---------------------------

In March 1997, the Company completed a private placement offering of 2,263,802 shares of common stock for a total of $1,746,045, net of offering costs of approximately $121,000. These shares were offered pursuant to the exemption from registration under the Federal Securities Act of 1933 afforded by Regulation D, Rule 505 and Regulation S of the United States Securities and Exchange Commission and pursuant to applicable exemptions in Canada.

                       SYMPLEX COMMUNICATIONS CORPORTION

                         NOTES TO FINANCIAL STATEMENTS


NOTE 12 - STOCK OPTIONS
-----------------------

Employee Incentive Plans - February 1997 Option Plan
----------------------------------------------------

In February 1997, the Board adopted a Nonstatutory Stock Option Plan ("the February 1997 Plan"). Under this plan, the Board approved a program to grant certain employees the right to purchase common stock of the Company for $.45 per share ("the employee share purchase program"). Under the employee share purchase program, the employees may fund the purchase of shares through the delivery of a recourse or non-recourse promissory note, bearing interest at the Applicable Federal Rate. Under the non-recourse note, the Company's sole recourse shall be to cancel any shares that are being held in escrow. Option grants under this plan expire prior to the submission of a prospectus for an initial public offering. Certain restrictions on the stock exist for an 18 month period.

During 1997, the Company awarded options, all of which were exercised, to purchase 738,800 shares of common stock pursuant to this plan. According to the terms of the employee share purchase program, the stock vests incrementally over 18 months and is held in escrow until vested and the attributable portion of any outstanding note is paid. Of the total shares purchased under this plan, 196,299 were forfeited as of December 31, 1997 pursuant to the vesting provisions. A total of approximately $70,400 will be charged to compensation expense over the 18 month vesting period for the 187,667 shares issued with recourse notes based upon the purchase price of $.45 per share and a market price of $.83 per share. The options exercised with non-recourse notes are treated as a variable plan. Compensation expense will be recorded over the 18 month vesting period for the 495,285 outstanding shares issued with non-recourse notes, computed as the difference between the $.45 per share purchase price plus accrued interest, and the current market price which at the time of issuance was $.83 per share. As of December 31, 1997, 354,888 shares were vested and the balance on the notes receivable was $244,126. Total stock based compensation expense for the year ended December 31, 1997 included in general and administrative expense was $177,505.

In April 1997, the Board approved a key employee share program ("the key employee program"). During the second quarter of 1997, the Company issued 77,965 shares of common stock. These shares were purchased by employees during the second quarter of 1997 at a purchase price of $.83 per share with a 6 month recourse note. As of December 31, 1997, there were no outstanding balances remaining on the notes.

In September 1997, the February 1997 Plan expired and there are no remaining options to be issued under this plan.

                       SYMPLEX COMMUNICATIONS CORPORTION

                         NOTES TO FINANCIAL STATEMENTS


NOTE 12 - STOCK OPTIONS (CONTINUED)
-----------------------------------

Employee Incentive Plans - April 1997 Option Plan
-------------------------------------------------

In April 1997, the Board adopted a Nonstatutory Stock Option Plan ("the April 1997 Plan"). This plan provides for grants to executives and other key employees including officers who may be members of the Board of Directors. The plan is administered by a committee of Board members which determines the issuance of options and their terms.

During the year ended December 31, 1997, the Company granted options to purchase 1,284,101 shares of common stock at $1 per share under the April 1997 Plan. These shares vest 50% upon grant of the options and 50% one year thereafter provided that the employee continues in the employment of the Company, except if the employee is involuntarily terminated without cause prior to the expiration of the one year vesting period, in which case the 50% vested upon grant is guaranteed. None of the options have been exercised and 1,140,432 remain outstanding as of December 31, 1997 after taking into effect the cancellation of 143,669.

The following is a summary of options and warrants granted:

                                                                            Exercise
                                                                              Price
                                          Options           Warrants        Per Share
                                         ---------         ---------       ----------
Outstanding December 31, 1996                    -                 -                -
        Options granted                  2,100,866                 -       .43 - 1.00
        Warrants granted                         -         1,083,333       .83 - 1.00
        Options exercised                 (816,765)                -       .43 -  .83
        Options expired                   (143,669)                -             1.00
                                        ----------         ---------       ----------

Outstanding December 31, 1997            1,140,432         1,083,333       .83 - 1.00
                                        ==========         =========       ==========

The Company has the following stock options and warrants outstanding at December 31, 1997:

                                                            Currently Exercisable
   Options      Warrants      Exercise      Expiration      ---------------------
Outstanding    Outstanding      Price          Date         Options      Warrants
-----------    -----------    --------    --------------    -------      --------
          -        683,333         .83    September 1999          -       683,333
          -        233,333        1.00    February 2000           -             -
          -        166,667        1.00    August 1998             -       166,667
  1,140,432              -        1.00    November 2002     570,216             -
-----------    -----------    --------                      -------      --------

  1,140,432      1,083,333         .95                      570,216       850,000
===========    ===========    ========                      =======       =======

                       SYMPLEX COMMUNICATIONS CORPORTION

                         NOTES TO FINANCIAL STATEMENTS


NOTE 12 - STOCK OPTIONS (CONTINUED)
-----------------------------------

Employee Incentive Plans - April 1997 Option Plan (continued)
-------------------------------------------------------------

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized using the fair value approach for stock options and warrants granted pursuant to employee plans. Had compensation cost for the Company's stock options and warrants been determined based on the fair value at the grant date for awards in 1996 and 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                      Years Ended
                                                      December 31,
                                            ---------------------------------
                                               1997                  1996
                                            -----------           -----------

Net loss - as reported                      (3,687,864)           (3,644,637)
Net loss - pro forma                        (3,732,145)           (3,644,637)
Loss per share - as reported                      (.55)                 (.54)
Loss per share - pro forma                        (.56)                 (.54)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield and expected volatility of 0%; discount rate of 6.0%; and expected lives of 5 years.


NOTE 13 - COMMITMENTS AND CONTINGENCY
-------------------------------------

Leases
------

The Company leases building space under an operating lease. Total rent expense was $298,136 and $323,541 for the years ended 1997 and 1996, respectively. The lease expired December 31, 1996, and the Company is currently leasing the space on a month-to-month basis. In addition, certain pieces of office equipment are being leased under operating leases. The monthly rent expense for these items is $5,212. Total rent expense for the office equipment was $81,142 and $68,532 for the years ended 1997 and 1996, respectively.

The following is a schedule of operating lease payments for office equipment.

     December 31,
     ------------

        1998                               $ 52,990
        1999                                 36,748
        2000                                 24,042
                                           --------

                                           $113,780
                                           ========

Litigation
----------

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

                       SYMPLEX COMMUNICATIONS CORPORTION

                         NOTES TO FINANCIAL STATEMENTS


NOTE 14 - CONTINUED EXISTENCE
-----------------------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained substantial operating losses in 1997 contributing to a deficit in stockholders' equity of $836,961 and a working capital deficiency of approximately $1,504,285 at December 31, 1997. Additionally, the Company is experiencing declining sales and a cash flow shortage. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

As discussed in Note 15, the Company completed an initial public offering of 3,500,000 shares of common stock at a price of US$1.00 per share. After deducting fees and expenses, the Company received net proceeds of approximately $2,737,000. Additionally, the Company has established a marketing and sales plan to substantially increase revenues over the revenues recognized in 1996 and 1997. In the fourth quarter of 1997, in connection with cost cutting efforts, the Company eliminated certain engineering and other positions and is pursuing other measures to return the Company to a profitable position. However, there can be no assurances that the planned revenue increase will occur or that the Company will be able to return to a profitable position.


NOTE 15 - SUBSEQUENT EVENT
--------------------------

Effective February 1998, the Company completed an initial public offering of 3,500,000 shares of common stock at a price of $1.00 per share on the Vancouver Stock Exchange. The net proceeds of the offering to the Company, after deducting the underwriters' fee and other expenses of approximately $763,000, were $2,737,000. Approximately $1,200,000 of the proceeds were used to satisfy debt outstanding as of December 31, 1997 with the remainder used for working capital purposes.

In connection with the offering, the Company entered into an agency agreement with an underwriter under which the underwriter received a commission consisting of cash, stock and warrants of the Company. The Company paid all expenses of the underwriter in connection with the IPO. The commission consisted of 7.5% of the offering price per share sold and 70,000 shares of common stock of the Company. As part of the agreement, the underwriter guaranteed to purchase all shares which were unsubscribed on the offering day. In compensation for the guarantee, the underwriter received warrants to purchase up to 400,000 shares of the Company's stock at the IPO price. The warrants expire one year from their issue date.