Form 10QSB
period 1998-03-31
SYMPLEX COMMUNICATIONS CORP
filed 1998-05-15
CIK 1039920

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended March 31, 1998
                               --------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition period from _______________________________________ to
Commission file number           000-22631
                       -------------------

                      SYMPLEX COMMUNICATIONS CORPORATION
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         Delaware                                              38-3338110
--------------------------------------------------------------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

    35 Research Drive, Ann Arbor, MI                               48103
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

(Issuer's telephone number)                      (734) 995-1555
                             ----------------------------------



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

The number of shares of common stock, $.01 par value, at May 1, 1998 is
-----------------------------------------------------------------------
7,998,131
---------
     Transitional Small Business Disclosure Form (check one):    [ ] Yes  [X] No

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------

     ITEM 1. FINANCIAL STATEMENTS.

       Balance Sheets at March 31, 1998 (unaudited) and December 31, 1997     3

       Statements of Operations for the Three Months                          4
       Ended March 31, 1998 (unaudited) and 1997 (unaudited)

       Statements of Stockholders' Equity for the Three Months Ended          5
       March 31, 1998 (unaudited) and Year Ended December 31, 1997

       Statements of Cash Flows for the Three Months                          6
       Ended March 31, 1998 (unaudited) and 1997 (unaudited)

       Notes to Unaudited Financial Statements                                7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION     14
             AND RESULTS OF OPERATIONS.

PART II - OTHER INFORMATION                                                  18

SIGNATURES                                                                   19

INDEX TO EXHIBITS                                                            20

                        PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL INFORMATION
SYMPLEX COMMUNICATIONS CORPORATION

BALANCE SHEETS
--------------------------------------------------------------------------------
                                                      MARCH 31,     DECEMBER 31,
                                                        1998            1997
ASSETS                                               (UNAUDITED)
                                                  ---------------  -------------
Current Assets
 Cash and cash equivalents                          $   539,315     $    24,554
 Trade receivables, less allowance for
  doubtful accounts of $19,740                          436,176         988,133
 Inventories (Note 2)                                 1,243,931         979,232
 Prepaid expenses and other current assets               89,895          40,043
                                                  ---------------  -------------
     Total current assets                             2,309,317       2,031,962

Property and equipment
 Machinery and equipment                              1,654,253       1,640,121
 Office equipment                                       638,847         640,382
 Leasehold improvements                                  19,590          19,590
                                                  ---------------  -------------
     Total                                            2,312,690       2,300,093
 Less accumulated depreciation                       (2,001,152)     (1,964,753)
                                                  ---------------  -------------
     Net property and equipment                         311,538         335,340
                                                  ---------------  -------------

Deferred offering and financing costs                         -         571,984
                                                  ---------------  -------------

Total assets                                        $ 2,620,855     $ 2,939,286
                                                  ===============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

Current liabilities
 Trade payables                                     $   538,886     $ 1,293,449
 Accrued expenses                                       159,441         328,814
 Notes payable - revolving (Note 3)                     457,500         500,000
 Notes payable - current portion (Note 3)               240,000         250,000
 Notes payable - subordinated debt (Note 3)                   -       1,163,984
 Notes payable - other (Note 3)                         131,450               -
                                                  ---------------  -------------
     Total current liabilities                        1,527,277       3,536,247

Notes payable - less current portion (Note 3)           180,000         240,000
                                                  ---------------  -------------
     Total liabilities                                1,707,277       3,776,247
                                                  ---------------  -------------

Stockholders' equity (deficiency in assets)
 Common stock, $.01 par value, 20,000,000 shares
  authorized and 7,998,131 shares issued and
  outstanding (including 479,168 shares held in
  escrow) at March 31, 1998 and 4,475,982 shares
  issued and outstanding at December 31, 1997
  (Notes 4, 8, 9, 11, 12, 14 and 15)                     79,979          44,757
 Additional paid-in capital                           5,780,124       3,326,600
 Unearned compensation expense                           (9,485)        (25,933)
 Additional paid-in capital- warrants                    76,000          76,000
 Notes receivable - recourse                            (55,818)        (55,818)
 Notes receivable - non-recourse                       (159,809)       (188,308)
 Retained earnings (accumulated deficit)             (4,797,413)     (4,014,259)
                                                  ---------------  -------------
     Total stockholders' equity (deficiency
      in assets)                                        913,578        (836,961)
                                                  ---------------  -------------

Total liabilities and stockholders' equity          $ 2,620,855     $ 2,939,286
                                                  ===============  =============

See notes to financial statements.

SYMPLEX COMMUNICATIONS CORPORATION

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                  THREE MONTHS ENDED MARCH 31,
                                                     1998             1997
                                                  ----------------------------
                                                           (UNAUDITED)
                                                  ----------------------------

Net sales and revenues (Note 10)
 Manufactured products                           $   78,637        $ 1,125,603
 Maintenance contracts and service                   29,262             43,842
                                                 ----------        -----------
  Total net sales and revenues                      107,899          1,169,445

Costs and expenses
 Cost of products sold                               41,727            553,163
 Selling and marketing                              284,789            593,192
 General and administrative                         288,282            395,093
 Research and development                           164,858            284,945
 Engineering                                         22,074             62,266
 Service                                             57,746             91,231
                                                 ----------        -----------
  Total costs and expenses                          859,476          1,979,890
                                                 ----------        -----------

Operating (loss)                                   (751,577)          (810,445)

Other (expense) income
 Interest expense                                   (42,935)           (78,045)
 Amortization of discount on notes payable                -            (40,000)
 Other income                                        11,358              2,967
                                                 ----------        -----------
  Total other income and expenses                   (31,577)          (115,078)
                                                 ----------        -----------

Net loss                                         $ (783,154)       $  (925,523)
                                                 ==========        ===========

Loss per basic and diluted common share          $    (0.13)       $     (0.14)
                                                 ==========        ===========

Weighted average common share outstanding         6,229,081          6,699,747
                                                 ==========        ===========


See notes to financial statements.

SYMPLEX COMMUNICATIONS CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 1998 (UNAUDITED)
-------------------------------------------------------------------------------

                                                         ADD-    UN-                            NOTE
                                                       ITIONAL EARNED                         RECEIV-     RETAINED
                                                       PAID-IN COMPEN-  ADDITIONAL    NOTE      ABLE      EARNINGS
                                      NUMBER   COMMON  CAPITAL SATION     PAID-IN  RECEIVABLE   NON-   (ACCUMULATED)
                                    OF SHARES  STOCK  WARRANTS EXPENSE    CAPITAL   RECOURSE  RECOURSE     DEFICIT      TOTAL
                                  -------------------------------------------------------------------------------------------------
Balance - December 31, 1997         4,475,982  44,757  76,000  (25,933)  3,326,600  (55,818)  (188,308)  (4,014,259)   (836,961)

 Issuance of common stock net of
  $1,040,617 in offering costs      3,500,000  35,000                    2,424,383                                    2,459,383
  -initial public offering
  (Note 14)
 Employee stock purchase plan
  -surrendered shares (Note 12)       (47,851)   (478)           3,413     (40,159)             28,499                   (8,725)
 Compensation expense recognized
  on stock issued with stock
  options (Note 12)                                             13,035                                                   13,035
 Underwriter's fee related to
  initial public offering              70,000     700                       69,300                                       70,000
 Net loss                                                                                                  (783,154)   (783,154)
                                  -------------------------------------------------------------------------------------------------
Balance - March 31, 1998            7,998,131 $79,979 $76,000  $(9,485) $5,780,124 $(55,818) $(159,809) $(4,797,413) $  913,578
                                  =================================================================================================

See notes to financial statements.

SYMPLEX COMMUNICATIONS CORPORATION

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                  1998             1997
                                                                               ----------       ----------
                                                                                       (UNAUDITED)
                                                                               ----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $  (783,154)     $  (925,523)
  Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
    Depreciation                                                                    37,934           41,846
    Amortization of discount on notes payable                                            -           40,000
    Compensation for termination of SAR plan                                             -           47,779
    Compensation recognized for stock options                                        4,310                -
    Changes in assets and liabilities that provided (used) cash:
     Trade receivables                                                             551,957         (277,562)
     Inventories                                                                  (264,699)          91,405
     Prepaid expenses and other current assets                                     (49,852)          59,062
     Deferred offering and financing costs                                         571,984                -
     Trade payables                                                               (754,563)        (114,851)
     Accrued expenses                                                             (169,373)          85,776
                                                                               -----------      -----------
        Total adjustments                                                          (72,302)         (26,545)
                                                                               -----------      -----------
        Net cash used in operating activities                                     (855,456)        (952,068)

CASH FLOWS USED IN INVESTING ACTIVITIES -
  Purchases of property and equipment                                              (14,132)          (2,181)
                                                                               -----------      -----------
        Net cash used in investing activities                                      (14,132)          (2,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (payments) on line of credit                                          (42,500)               -
  Borrowings of notes payable                                                       61,450          100,000
  Proceeds (payments) from bridge financing                                     (1,163,984)               -
  Proceeds from issuance of common stock                                         2,529,383        1,746,045
  Payments on capital lease obligations                                                  -           (1,637)
                                                                               -----------      -----------
        Net cash provided by (used in) financing activities                      1,384,349        1,844,408
                                                                               -----------      -----------

(DECREASE) INCREASE IN CASH                                                        514,761          890,159

CASH AT BEGINNING OF PERIOD                                                         24,554          320,290
                                                                               -----------      -----------

CASH AT END OF PERIOD                                                          $   539,315      $ 1,210,449
                                                                               ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION - Cash paid during the period for interest                        $    42,936      $    65,390
                                                                               ===========      ===========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of amortized balance of notes payable to common stock             $                $   650,000
                                                                               ===========      ===========
  Conversion of accrued liabilities to common stock                            $                $   341,500
                                                                               ===========      ===========
  Issuance of common stock for SAR plan termination                            $                $    47,779
                                                                               ===========      ===========
  Notes receivable retired in exchange for common stock                        $   (16,888)     $
                                                                               ===========      ===========

See notes to financial statements.

SYMPLEX COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

    Nature of Business - Symplex Communications Corporation (the "Company") designs, manufactures and sells specialized data communications equipment primarily used to create computer networks and send information electronically.

    The financial statements have been prepared on a basis consistent with accounting principles generally accepted in the United States.

    The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrants's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto included Symplex Communications Corporations's latest annual report on Form 10-KSB.

    INTERIM UNAUDITED FINANCIAL STATEMENTS - Information with respect to March
    --------------------------------------
    31, 1998 and 1997, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results of the entire year.

2.  INVENTORIES

    Inventories as of March 31, 1998 and December 31, 1997 consist of the following:

                                               MARCH 31,     DECEMBER 31,
                                                 1998            1997

        Raw materials                        $  272,479      $   304,884
        Work-in-process                         496,218          266,252
        Finished goods                          715,429          648,291
                                             ----------      -----------
                                              1,484,126        1,219,427
           Less reserve for obsolescence       (240,195)        (240,195)
                                             ----------      -----------
        Total                                $1,243,931      $   979,232
                                             ==========      ===========

3. NOTES PAYABLE

   The Company has a line-of-credit agreement which provides for borrowings up to $500,000 at 2% above the bank's prime rate (prime was 8.5% at March 31, 1998), secured by all assets of the Company. The Company had borrowings against this line-of-credit of $457,500 and $500,000 at March 31, 1998 and December 31, 1997 respectively.

   The agreement for the line-of-credit contains restrictive covenants, the most significant of which require the Company to 1)maintain certain levels of net worth, as defined; 2)maintain certain levels of working capital; and
   3)maintain a certain level of total liabilities to net worth. Effective November 4, 1997, the bank reset the current ratio and net worth covenants to be effective March 31, 1998. There can be no assurances that these covenants will be attainable on an ongoing basis.

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

   Notes payable consisted of the following:

                                                                                                    March 31,          December 31,
                                                                                                      1998                1997
                                                                                                  --------------      -------------
Convertible subordinated notes payable. Interest at the prime rate plus
  2% (prime was 8.5% at March 31, 1998 and December 31, 1997, respectively); due August 29, 1998; paid in connection with the
  Company's initial public offering (Note 14).                                                       $         -        $   699,984


Subordinated note payabe with detachable warrants.  Interest at the prime rate plus 2% (prime was 8.5% at March 31, 1998 and at
  December 31, 1997, respectivley); the warrants allow the
  noteholders to purchase up to 166,667 shares of common stock for $1.00 per share at any time prior to August 27, 1998 (Notes
  9 and 15); paid in connection with the Company's initial public
  offering (Note 14).                                                                                          -            500,000


Term notes payable.  Payments of $60,000 quarterly including interest at prime rate plus 2% (prime was 8.5% at March 31, 1998 and
  December 31, 1997, respectively).  Secured by all assets of the
  Company.                                                                                               420,000            490,000


Unsecured notes payable.  Principal payments of $7,500 per month
  plus accrued interest at the rate of 9% per annum.                                                     131,450                 -
                                                                                                  --------------      -------------

             Total                                                                                       551,450          1,689,984
Unamortized discount                                                                                           -            (36,000)

Less current maturities                                                                                 (371,450)        (1,413,984)

                                                                                                  --------------      -------------

Long term portion                                                                                      $ 180,000         $  240,000

                                                                                                  ==============      =============


4. STOCK APPRECIATION RIGHTS

   The Company had previously adopted a stock appreciation right ("SAR") plan granting certain selected employees incentive bonuses based on the performance of the Company's stock and as determined according to the Plan. In general, such rights were not exercisable except in the event of an initial public offering, a merger, or a sale of 50% or more of the Company's voting stock.

   In March 1997, in conjunction with a private placement, the SAR plan was terminated. The selected employees received 57,916 shares of common stock valued at $0.83 per share

5. LEASES

   The Company leases building space under an operating lease. Total rent expense was approximately $34,000 and $81,000 for the three months ended March 31, 1998 and 1997, respectively. The lease expired on December 31, 1996, and the Company is currently leasing the space on a month-to-month basis.

6. EMPLOYEE SAVINGS AND RETIREMENT PLAN

   The Company has a 40l(k) Employee Savings and Retirement Plan (the "Plan"), a defined contribution plan, covering substantially all employees under which the Company matches 50% per dollar of employee contributions up to 4% of the employees' eligible compensation. The Plan also allows for additional discretionary employer contributions. Total expense for this Plan was $0
   (zero) and $11,000 for the three months ended March 31, 1998 and 1997, respectively. The Company discontinued employer matching in April 1997.

7. RELATED PARTY TRANSACTIONS

   The Company has an agreement with a stockholder under which it annually pays royalties in the amount of 2% of qualified sales or $150,000, whichever is the lesser amount. The total royalty expense was $1,798 and $13,087 for the three months ended March 31, 1998 and 1997, respectively.

8. COMMON STOCK

   On November 28, 1996, the Company formed a wholly owned subsidiary in the State of Delaware, "Symplex Acquisition Corporation", with no assets and authorized capital of 10,000,000 shares of $.01 par value common stock. On February 28, 1997 the Company statutorily merged with its wholly owned subsidiary, forming one Delaware based C-corporation. Concurrent with the merger, the articles of incorporation were amended to increase the authorized shares of $.01 par value common stock from 10,000,000 to 20,000,000 shares. Each outstanding share of the former company was converted into one share of the new company's common stock.

   In December 1997, the Board approved a 2 for 3 reverse stock split. All periods presented and related footnote disclosures have been adjusted to reflect the reverse split.

9.  WARRANTS

    In connection with the issuance of various convertible subordinated notes the Company issued warrants allowing the holders to purchase 216,666 shares common stock. The holders may fund the purchase of shares through the delivery of a recourse or non-recourse promissory note, bearing interest at the Applicable Federal Rate ("AFR"). The AFR is the minimum allowable interest rate that can be used before imputed interest is required by the Internal Revenue Service. Under the non-recourse note, the Company's sole recourse shall be to cancel any shares that are being held in escrow. The warrants are currently exercisable at between $0.83 and $0.95 per share and expire September 8, 1999.

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

    In February 1997, The Company entered into an agreement with the same private placement group to assist the Company with a Canadian initial public offering. In consideration for the assistance, the Company granted warrants to purchase 233,333 shares of common stock. The warrants vested upon completion of the initial public offering on February 11, 1998 (Note 14). These warrants expire two years from the effective date of the initial public offering. The warrants are exercisable at $1.00 per share for the first twelve months and $1.15 per share thereafter.

    In August 1997, in connection with the issuance of certain subordinated notes payable, the Company has issued warrants to purchase 166,667 shares of common stock at $1.00 per share (Note 3).

10. SALES

                                     Three Months Ended March 31,
                                      1998                 1997

    U.S.                               $  91,911            $  500,738
    Germany                             (191,889)               33,881
    Japan                                 27,099               122,435
    Netherlands                           56,149               153,151
    Other                                124,629               359,240
                                       ---------            ----------

    Total sales                        $ 107,899            $1,169,445
                                       =========            ==========

11. PRIVATE PLACEMENT

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

12. STOCK OPTIONS

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

    During the second quarter of 1997, the Company awarded options, all of which were exercised, to purchase 738,800 shares pursuant to this plan. According to the terms of the employee share purchase program, the stock vests incrementally over 18 months and is held in escrow until vested and the attributable portion of any outstanding note is paid. Of the total shares purchased under this plan, 244,150 were forfeited as of March 31, 1998 pursuant to the vesting provisions. A total of approximately $70,400 will be charged to compensation expense over the 18 month vesting period for the 187,667 shares issued with recourse notes based upon the purchase price of $.45 per share and a market price of $.83 per share. The options exercised with non-recourse notes are treated as a variable plan. Compensation expense will be recorded over the 18 month vesting period for the 495,285 outstanding shares issued with non-recourse notes, computed as the difference between the $.45 per share purchase price plus accrued interest, and the current market price which at the time of issuance was $.83 per share. As of March 31, 1998, 298,049 shares were vested and the balance on the notes receivable was $215,627. Total stock based compensation expense for the three months ended March 31, 1998 included in general and administrative expense was $4,310.

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

    During the year ended December 31, 1997, the Company granted options to purchase 1,284,101 shares of common stock at $1 per share under the April 1997 Plan. Of these shares, 762,871 vest 50% upon grant of the options and 50% one year thereafter provided that the employee continues in the employment of the Company, except if the employee is involuntarily terminated without cause prior to the expiration of the one year vesting period, in which case the 50% vested upon grant is guaranteed. None of the options have been exercised and 1,059,932 remain outstanding as of March 31, 1998 after taking into effect the cancellation of 224,169.

13. LITIGATION

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

14. INITIAL PUBLIC OFFERING

    Effective February 1998, the Company completed an initial public offering of 3,500,000 shares of common stock at a price of $1.00 per share on the Vancouver Stock Exchange. The net proceeds of the offering to the Company, after deducting the underwriters' fee and other expenses of approximately $1,041,000, were approximately $2,459,000. Approximately $1,164,000 of the proceeds were used to satisfy debt outstanding as of December 31, 1997 with the remainder used for working capital purposes.

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

15. BRIDGE LOAN FINANCING

    In August 1997, the Company obtained bridge financing of $1,164,000 in subordinated promissory notes. The notes bear interest at prime plus 2% and are due August 27, 1998 or such earlier date as described below.

    Certain of the notes, aggregating $700,000, are convertible within 7 days of receipt of the filing of a final prospectus, into 700,000 shares of common stock and warrants to purchase 350,000 shares at $1.00 per share. Upon completion of the IPO, 187,500 warrants were issued on conversion of notes totaling $375,000.

    Other notes aggregating $500,000 were due within 15 days of the completion of the Canadian public offering. Concurrently with the issuance of these notes the noteholders received warrants allowing the holders to purchase up to 250,000 shares of common stock at any time prior to August 27, 1998 at $1.00 per share. These notes were retired upon completion of the IPO.


                                     ******

Item 2 - Management's Discussion and
Analysis or Plan of Operation

The following discussion should be read in conjunction with the selected financial data and the financial statements and notes thereto filed herewith.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997
-------------------------------------------------------------------------------

Net Sales: Net sales from operations for the three months ended March 31, 1998 totaled $107,899 compared to $1,169,445 for the three months ended March 31, 1997. The decline of $1,061,546 or 91% can be attributable to (i) product returns of $259,389 resulting from a special trade-up program with selected distributors (ii) the continued decline in Datamizer product sales after accounting for returns to $234,239 from $698,147 (iii) the decline in DirectRoute product sales after accounting for returns to $(126,340) from $471,298 (iv) the cash constraints experienced by the Company during the fourth and first quarters of 1997 and 1998, respectively attributing to a significant reduction in sales and marketing activity and (v) the disruption associated with changing sales personnel.

Gross margins at March 31, 1998 were $66,172 or 61.3% compared to $616,282 or 52.7% at March 31, 1997. Margins were favorably impacted by a higher percentage of healthy margin Datamizer products in the significantly reduced revenue volume for quarter one 1998 as compared to the same quarter of the previous year.

Research and development costs: Research and development expenses were $164,858 in the first three months of 1998 as compared to $284,945 for the comparable three month period in 1997. This $120,087 decline reflected reductions primarily in payroll and related benefits of $107,945 and new product development of $9,541 due again to cash constraints.

Sales and marketing expense: Sales and marketing expenses in the three months to March 31, 1998 were $284,789 as compared to $593,192 for the same period in 1997. This $308,403 decline reflects decreased commissions of $71,343 from declining sales, a decline in advertising and other expenses of $16,444, a decline in payroll and benefits of $213,239 and a decline in international activities of $7,377. Severe cash constraints were an issue for the Company .

General and administrative, engineering and service expenses: General and administrative expenses for the first three months of 1998 were $288,282 as compared to approximately $395,093 in the corresponding period in the prior year. This net $106,811 decrease resulted primarily from a increase in payroll and related benefits of $23,820, offset by decreases in depreciation of $2,695, outside services of $11,041, and a net decrease in general expenses of $116,895, partly attributable to a $34,744 decline in the expense for amortizing the compensation related to an Employee Share Purchase Option Plan. Engineering expenses declined $40,192 to $22,074 through March 31, 1998 from $62,266 for the comparable period in 1997. The decline was due mostly to payroll expense reductions mandated by cash constraints. Service expenses declined $33,485 to $57,746 through

September 30, 1997 from $91,231 for the comparable period in 1997. This decline was attributable mostly to $30,986 of payroll and related expense reductions.

Net Loss: The Company reported a net loss of $783,154 for the three months ended March 31, 1998 as compared to a net loss of $925,523 for the comparable period in 1997. The Company continues to experience revenue declines in both its product lines while being favorably impacted by a significant reduction in its overall operating expenses.


Liquidity and Capital Resources
-------------------------------

Symplex incurred losses during the first three months of 1998 although it believes that significant growth potential exists for the Company's telecommunications products. The Company financed its quarter one 1998 operating losses principally through the initial public offering proceeds of $3,500,000, before expenses.

Cash utilized in operating activities in the three months ended March 31, 1998 approximated $855,000 as compared to $952,000 in the corresponding period of 1997. Cash generated by financing activities through March 31, 1998 totaled $1,384,000 as compared to $1,844,000 in the corresponding period of 1997. The source of these 1998 funds was the previously mentioned initial public offering, of $,3,500,000 before expenses, offset by reductions in the bank borrowings of $113,000 and the bridge financing of $1,164,000 paid out at the time of the initial public offering.

The Company's cash resources have been hampered by slow inventory turnover due principally to multiple products and declining revenue, and slow accounts receivable collections caused by a high percentage of international sales with extended terms.

At March 31, 1998, Symplex had borrowings of $458,000 against its $500,000 line of credit agreement. In addition, Symplex has outstanding bank debt of $420,000 under a long-term agreement. The term note matures December 31, 1999 and requires quarterly payments of $10,000 for the two quarters commencing September 1, 1997 and $60,000 for the remaining eight. Both the term agreement and the line of credit require monthly interest payments at the variable rate of 2% above the bank's prime rate. Both agreements are secured by all the assets of the Company and contain restrictive covenants. The Company has from time to time been in default of certain financial tests provided for in the bank agreement and the bank on October 1, 1997 and November 4, 1997 waived these defaults. As of March 31, 1998, the Company satisfied the relevant default tests and fully complied with the bank agreement.

As of March 31, 1998, the Company's principal sources of liquidity were cash of approximately $539,000 and trade receivables approximating $436,000. The stockholders' equity at March 31, 1998 totaled $914,000 as compared to a stockholders' equity of $1,612,548 at March 31, 1997. At March 31, 1998, The Company had a working capital surplus of $782,000 as compared to a working capital deficiency of $1,504,000 at December 31, 1997.

The Company continues to experience significant sales declines and operating losses. Symplex expects to seek a significant capital infusion in 1998, likely in the second or third quarter, in order to fund its ongoing operations. There can be no assurances that the Company will successfully obtain additional debt or equity financing, or that such financing would not result in substantial dilution to current shareholders. If the Company is unable to raise sufficient additional capital in

1998, it will be unable to continue in its current form and will be required to undergo significant downsizing or restructuring. Such a downsizing or restructuring could have a material adverse effect on the Company's revenue, operating results and stock price.

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

                           FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors for such statements under such sections. The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on numerous assumptions, including, but not limited to, the assumption: that the new management team will function effectively; that significant increases in sales and marketing personnel and expenditures will result in increased sales; that the new generation Datamizer product will result in increased sales in the Datamizer product line; that the new generation of Datamizer and DirectRoute products will be developed on schedule and will provide the level of performance and reliability demanded by the marketplace; that focusing sales efforts on multinational companies in North America will generate revenue growth internationally; that the Company can successfully compete with larger, more established competitors; that market segments targeted by the Company will continue to grow; that the Company will be successful in emphasizing the mid- and high-range components of the DirectRoute product line; that pricing and other competitive pressures worldwide will not cause margins to erode significantly; and that currency fluctuations worldwide will not cause adverse pricing pressures.

The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by the forward-looking statements, including, but not limited to, the risk: associated with new management teams; that increased sales and marketing personnel and expenditures will not increase sales sufficiently to cover the associated costs; that the new generation of Datamizer and DirectRoute products, or future products will not keep up with the rapid technological change in the marketplace or will otherwise not be well-accepted in the market; that competitive conditions in the internetworking industry will change adversely or otherwise become more intense; that changes in technology or consumer preference could cause the growth rate in the markets the Company serves to slow or halt; that demand for the DirectRoute product line will slow; that sales of mid- and high-range DirectRoute components are not the significant portion of DirectRoute sales; that worldwide pricing and other competitive pressures could adversely affect the Company's margins; or that currency fluctuations could result in international pricing pressures or could reduce the value in U.S. dollar terms of the Company's international sales.

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) The Company sold the following unregistered securities in the three month period ended March 31, 1998:

         (1) On February 11, 1998 , the Company completed its initial public offering of Common Stock in British Columbia, Canada, selling 3,500,000 shares of Common Stock for aggregate proceeds of US$3,500,000. The purchasers were all non-U.S. residents. In connection with such issuance, the Company paid commissions and underwriters discounts of $262,500 and issued 70,000 shares of Common Stock and warrants to purchase 400,000 shares of Common Stock exercisable at US$1.00.

The Company believes this transaction was exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the "Securities Act") by virtue of the exemption provided by Regulation S of the Securities Act.

         (2) On February 11 , 1998, pursuant to the Company's February 12, 1997 Letter Agreement with Opus Capital, LLP, the Company issued to Opus Capital, LLP warrants to purchase 233,333 shares of Common Stock exercisable at $1.00 per share, which warrants expire February 10, 2000.

The Company believes this transaction was private in nature and was exempt from the registration requirements of Section 5 of the Securities Act by virtue of the exemption contained in Section 4(2) of the Securities Act.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Included as exhibits are the items listed on the Exhibit Index.

(b)      Reports on Form 8-K.

         The Company filed the following reports on Form 8-K during the three months ended March 31, 1998:

         (1) Report on Form 8-K dated February 11, 1998, reporting the completion of the Company's initial public offering in British Columbia, Canada.

         (2) Report on Form 8-K dated March 16, 1998, reporting a change in the Company's certifying accountant.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SYMPLEX COMMUNICATIONS CORPORATION



Date: May 14, 1998             By: /s/ Gary R. Brock
                                   -----------------
                                   Gary R. Brock
                                   President, Chief Executive Officer
                                   (Principal Executive Officer)

Date: May 14, 1998             By: /s/ Thomas Radigan
                                   ------------------
                                   Thomas Radigan
                                   Chief Financial Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number    Description                                                            Page No.
------    -------------------------------------------------------------------------------
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