Form 10QSB/A
period 1998-03-31
SYMPLEX COMMUNICATIONS CORP
filed 1998-08-14
CIK 1039920

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 Form 10-QSB/A


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1998
                                 --------------
[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition period from  _________ to _________
Commission file number   000-22631
                       --------------

                      SYMPLEX COMMUNICATIONS CORPORATION
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

Delaware                                                        38-3338110
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

35 Research Drive, Ann Arbor, MI                                  48103
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

(Issuer's telephone number)          (734) 995-1555
                             ----------------------



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

                                                      [X] Yes    [_] No

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The number of shares of common stock, $.01 par value, at May 1, 1998 is
-----------------------------------------------------------------------
7,998,131
---------
     Transitional Small Business Disclosure Form (check one): [_] Yes  [X] No

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

                        PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Information

SYMPLEX COMMUNICATIONS CORPORATION

BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                          March 31,       December 31,
Assets                                                                      1998             1997
                                                                         (unaudited)
                                                                         -----------      -----------
Currents Assets
  Cash and cash equivalents                                              $   539,315      $    24,554
  Trade receivables, less allowance for doubtful accounts of $19,740         436,176          988,133
  Inventories (Note 2)                                                     1,243,931          979,232
  Prepaid expenses and other current assets                                    9,895           40,043
                                                                         -----------      -----------
           Total current assets                                            2,309,317        2,031,962

Property and equipment
  Machinery and equipment                                                  1,654,253        1,640,121
  Office equipment                                                           638,847          640,382
  Leasehold improvements                                                      19,590           19,590
                                                                         -----------      -----------
           Total                                                           2,312,690        2,300,093
  Less accumulated depreciation                                           (2,001,152)      (1,964,753)
                                                                         -----------      -----------
           Net property and equipment                                        311,538          335,340
                                                                         -----------      -----------

Deferred offering and financing costs                                              -          571,984
                                                                         -----------      -----------

Total assets                                                             $ 2,620,855      $ 2,939,286
                                                                         ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

Current liabilities
  Trade payables                                                         $   538,886      $ 1,293,449
  Accrued expenses                                                           159,441          328,814
  Notes payable - revolving (Note 3)                                         457,500          500,000
  Notes payable - current portion (Note 3)                                   240,000          250,000
  Notes payable - subordinated debt(Note 3)                                        -        1,163,984
  Notes payable - other (Note 3)                                             131,450                -
                                                                         -----------      -----------
           Total current liabilities                                       1,527,277        3,536,247

Notes payable - less current portion (Note 3)                                180,000          240,000
                                                                         -----------      -----------

           Total liabilities                                               1,707,277        3,776,247
                                                                         -----------      -----------


Stockholders' equity (deficiency in assets)
  Common stock, $.01 par value; 20,000,000 shares authorized and
    7,998,131 shares issued and outstanding (including 479,168 shares held in escrow) at March 31, 1998 and 4,475,982
    shares issued and outstanding at December 31, 1997 (Notes
    4,8,9,11,12,14, and 15)                                                   79,979           44,757
  Additional paid-in capital                                               5,780,124        3,326,600
  Unearned compensation expense                                               (9,485)         (25,933)
  Additional paid-in capital - warrants                                       76,000           76,000
  Notes receivable - recourse                                                (55,818)         (55,818)
  Notes receivable - non-recourse                                           (159,809)        (188,308)
  Retained earnings (accumulated deficit)                                 (4,797,413)      (4,014,259)
                                                                         -----------      -----------
           Total stockholders' equity (deficiency in assets)                 913,578         (836,961)
                                                                         -----------      -----------

Total liabilities and stockholders' equity                               $ 2,620,855      $ 2,939,286
                                                                         ===========      ===========


See notes to financial statements.

SYMPLEX COMMUNICATIONS CORPORATION

STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                   1998               1997
                                                                               ---------------------------
                                                                                      (unaudited)
                                                                               ---------------------------
Net sales and revenue (Note 10)
  Manufactured products                                                         $   78,637      $1,125,603
  Maintenance contracts and service                                                 29,262          43,842
                                                                                ----------      ----------
           Total net sales and revenues                                            107,899       1,169,445

Costs and expenses
  Cost of products sold                                                             41,727         553,163
  Selling and marketing                                                            284,789         593,192
                                                                                   288,282         395,093
  Research and development                                                         164,858         284,945
  Engineering                                                                       22,074          62,266
  Service                                                                           57,746          91,231
                                                                                ----------      ----------
            Total costs and expenses                                               859,476       1,979,890
                                                                                ----------      ----------

Operating (loss)                                                                  (751,577)       (810,445)

Other (expense) income
  Interest expense                                                                 (42,935)        (78,045)
  Amortization of discount on notes payable                                              -         (40,000)
  Other income                                                                      11,358           2,967
                                                                                ----------      ----------
           Total other income and
             expenses                                                              (31,577)       (115,078)
                                                                                ----------      ----------

Net loss                                                                        $ (783,154)     $ (925,523)
                                                                                ==========      ==========

Loss per basic and diluted common share                                             $(0.13)         $(0.14)
                                                                                ==========      ==========

Weighted average common shares outstanding                                       6,229,081       6,699,747
                                                                                ==========      ==========


See notes to financial statements.

SYMPLEX COMMUNICATIONS CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 1998 (UNAUDITED)
--------------------------------------------------------------------------------

                                                 ADDITIONAL                                                   RETAINED
                                                  PAID-IN     UNEARNED   ADDITIONAL    NOTE       NOTE        EARNINGS
                              NUMBER     COMMON   CAPITAL   COMPENSATION  PAID-IN   RECEIVABLE  RECEIVABLE  (ACCUMULATED
                             OF SHARES    STOCK  WARRANTS     EXPENSE     CAPITAL    RECOURSE  NON-RECOURSE    DEFICIT)     TOTAL
                             ---------  ------- ---------- ------------  ---------- ---------- ------------  -----------   --------
Balance - December 31, 1997  4,475,982   44,757     76,000      (25,933)  3,326,600    (55,818)    (188,308)  (4,014,259)  (836,961)

Issuance of common stock
 net of $1,040,617 in
 offering costs              3,500,000   35,000                           2,424,383                                       2,459,383
- initial public offering
 (Note 14)
Employee stock purchase
 plan-surrendered
 shares (Note 12)              (47,851)    (478)                  3,413     (40,159)                 28,499                  (8,725)
Compensation expense
 recognized on stock
 issued with stock
 options (Note 12)                                               13,035                                                      13,035
Underwriter's fee related
 to initial public
 offering                       70,000      700                              69,300                                          70,000
Net loss                                                                                                        (783,154)  (783,154)

                             ---------  ------- ---------- ------------ ----------- ---------- ------------  -----------   --------
Balance - March 31, 1998     7,998,131  $79,979 $   76,000 $     (9,485) $5,780,124 $  (55,818)  $ (159,809) $(4,797,413)  $913,578
                             =========  ======= ========== ============  ========== ========== ============  ===========   ========

See notes to financial statements.

SYMPLEX COMMUNICATIONS CORPORATION

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                    THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                                  1998              1997
                                                                                               -----------      -----------
                                                                                                        (UNAUDITED)
                                                                                               ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                     $  (783,154)     $ (925,523)
  Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
    Depreciation                                                                                    37,934          41,846
    Amortization of discount on notes payable                                                            -          40,000
    Compensation for termination of SAR plan                                                             -          47,779
    Compensation recognized for stock options                                                        4,310               -
    Changes in assets and liabilities that provided (used) cash:
      Trade receivables                                                                            551,957        (277,562)
      Inventories                                                                                 (264,699)         91,405
      Prepaid expenses and other current assets                                                    (49,852)         59,062
      Deferred offering and financing costs                                                        571,984               -
      Trade payables                                                                              (754,563)       (114,851)
      Accrued expenses                                                                            (169,373)         85,776
                                                                                               -----------      ----------
           Total adjustments                                                                       (72,302)        (26,545)
                                                                                               -----------      ----------
           Net cash used in operating activities                                                  (855,456)       (952,068)

CASH FLOWS USED IN INVESTING ACTIVITIES -
  Purchases of property and equipment                                                              (14,132)         (2,181)
                                                                                               -----------      ----------
           Net cash used in investing activities                                                   (14,132)         (2,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (payments) on line of credit                                                          (42,500)              -
  Borrowings of notes payable                                                                       61,450         100,000
  Proceeds (payments) from bridge financing                                                     (1,163,984)              -
  Proceeds from issuance of common stock                                                         2,529,383       1,746,045
  Payments on capital lease obligations                                                                  -          (1,637)
                                                                                               -----------      ----------
           Net cash provided by (used in) financing activities                                   1,384,349       1,844,408
                                                                                               -----------      ----------

(DECREASE) INCREASE IN CASH                                                                        514,761         890,159

CASH AT BEGINNING OF PERIOD                                                                         24,554         320,290
                                                                                               -----------      ----------

CASH AT END OF PERIOD                                                                          $   539,315      $1,210,449
                                                                                               ===========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION - Cash paid during the period for interest                                       $    42,936      $   65,390
                                                                                               ===========      ==========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of amortized balance of notes payable to common stock                             $         -      $  650,000
                                                                                               ===========      ==========
  Conversion of accrued liabilities to common stock                                            $         -      $  341,500
                                                                                               ===========      ==========
  Issuance of common stock for SAR plan termination                                            $         -      $   47,779
                                                                                               ===========      ==========
  Notes receivable retired in exchange for common stock                                        $   (16,888)     $        -
                                                                                               ===========      ==========

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

   The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto included Symplex Communications Corporation's latest annual report on Form 10-KSB.

   INTERIM UNAUDITED FINANCIAL STATEMENTS - Information with respect to March
   ---------------------------------------
   31, 1998 and 1997, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results of the entire year.

2. INVENTORIES

   Inventories as of March 31, 1998 and December 31, 1997 consist of the following:

                                               MARCH 31,              DECEMBER 31,
                                                 1998                     1997

   Raw materials                              $  272,479              $  304,884
   Work-in-process                               496,218                 266,252
   Finished goods                                715,429                 648,291
                                              ----------              ----------
                                               1,484,126               1,219,427
        Less reserve for obsolescence           (240,195)               (240,195)
                                              ----------              ----------
   Total                                      $1,243,931              $  979,232
                                              ==========              ==========

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

   Notes payable consisted of the following:

                                                                                      March 31,              December 31,
                                                                                        1998                     1997
                                                                                    -----------------    ----------------
Convertible subordinated notes payable. Interest at the prime rate plus
  2% (prime was 8.5% at March 31, 1998 and December 31, 1997, respectively); due August 29, 1998; paid in connection with
  the Company's initial public offering (Note 14).                                  $               -    $         699,984


Subordinated note payable with detachable warrants.  Interest at the prime rate plus 2% (prime was 8.5% at March 31, 1998 and at
  December 31, 1997, respectivley); the warrants allow the
  noteholders to purchase up to 166,667 shares of common stock for $1.00 per share at any time prior to August 27, 1998 (Notes
  9 and 15); paid in connection with the Company's initial public
  offering (Note 14).                                                                               -              500,000


Term notes payable.  Payments of $60,000 quarterly including interest at prime rate plus 2% (prime was 8.5% at March 31, 1998 and
  December 31, 1997, respectively).  Secured by all assets of the
  Company.                                                                                    420,000              490,000


Unsecured notes payable.  Principal payments of $7,500 per month
  plus accrued interest at the rate of 9% per annum.                                          131,450                    -
                                                                                    -----------------    -----------------

                                  Total                                                       551,450            1,689,984
Unamortized discount                                                                                -              (36,000)
Less current maturities                                                                      (371,450)          (1,413,984)
                                                                                    -----------------    -----------------

Long term portion                                                                   $         180,000    $         240,000
                                                                                    =================    =================

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


10.SALES

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

11.PRIVATE PLACEMENT

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

12.STOCK OPTIONS

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

    Symplex anticipates that its aggressive marketing and sales program in the second quarter of 1998 should favorably impact Symplex's financial statements for such period. Symplex anticipates that second quarter 1998 performance will reflect more normal revenue volume in its two principal product lines, that quarter one 1998 receivables outstanding will be significantly collected in quarter two 1998 and that the ongoing marketing and sales programs will favorably impact future revenue and backlog activity. At the date of this report, the Company's gross revenue performance in the first-half of quarter two 1998 has already exceeded the entire first quarter of 1998 and the trade-in program's impact in the second quarter of 1998 will be significantly less than that of quarter one 1998. The Company anticipates that the quarter one 1998 trade-in program and the quarter two 1998 incremental marketing program designed to alleviate selective excess inventory segments created by this non-recurring trade-in program will favorably impact inventory levels beginning in the second quarter of 1998. Since there can be no assurances that the program implemented will generate the desired results, the Company will monitor closely the effectiveness of the ongoing marketing and sales activities designed to reduce selected product inventory and record the necessary reserve adjustments.

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


                           SYMPLEX COMMUNICATIONS CORPORATION



Date: August 12, 1998      By: /s/ Gary R. Brock
                               -----------------
                                   Gary R. Brock
                                   President, Chief Executive Officer
                                   (Principal Executive Officer)

Date: August 12, 1998      By: /s/ Thomas Radigan
                               ------------------
                                   Thomas Radigan
                                   Chief Financial Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)

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

4.1       Form of Certificate of Common Stock. /(2)/

4.2 Form of warrant granted to holders of convertible promissory notes ("Note Conversion Warrants")./(3)/

4.3 Form of warrant granted to Canaccord Capital Corporation and C.M. Oliver & Co. ("Underwriter Warrants")./(3)/

4.4       Form of warrant granted to Opus Capital, LLP ("Opus Services
          Warrant")./(3)/

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

10.4 Letter Agreement dated February 12, 1997 between the Company and Opus Capital, LLP./(1)/

10.5 Manufacturing Services Agreement dated July 5, 1995 between the Company and IEC Electronics Corp./(1)/

10.6 Restructure Agreement dated March 25, 1997 between the Company and Michigan National Bank./(1)/

10.7 Business Loan Agreement and Addendum to Business Loan Agreement, each dated March 25, 1997, between the Company and Michigan National Bank./(1)/

27.1      Financial Data Schedule.

_______________________________
(1) Incorporated by reference from the Company's Registration Statement on Form 10-SB filed May 30, 1997.
(2) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.
(3) Incorporated by reference from the Company's Current Report on Form 8-K dated February 11, 1998.
                                       20