Form 10QSB
period 1998-06-30
SYMPLEX COMMUNICATIONS CORP
filed 1998-08-14
CIK 1039920

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1998
                               -------------------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the Transition period from ________________________________________ to
                        Commission file number 000-22631
                                               ---------

                      Symplex Communications Corporation
                      ----------------------------------
       (Exact name of small business issuer as specified in its charter)

       Delaware                                              38-3338110
       -----------------------                           ------------------
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                    Identification No.)

       35 Research Drive, Ann Arbor, MI                         48103
       --------------------------------------                -----------
       (Address of principal executive offices)               (Zip Code)

                (Issuer's telephone number)      (734) 995-1555
                                            -------------------



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

The number of shares of common stock, $.01 par value, at August 10, 1998 is
---------------------------------------------------------------------------
7,989,909
---------

Transitional Small Business Disclosure Form (check one): [_] Yes  [X] No

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                       PAGE NO.
                                                                                     --------
     ITEM 1. FINANCIAL STATEMENTS.
       Balance Sheets at June 30, 1998 (unaudited) and December 31, 1997                 3

       Statements of Operations for the Three Months Ended June 30, 1998 (unaudited)     4
       and 1997 (unaudited) and for the Six Months Ended June 30, 1998 (unaudited)
       and 1997 (unaudited)

       Statements of Stockholders' Equity for the Six Months Ended                       5
       June 30, 1998 (unaudited) and Year Ended December 31, 1997

       Statements of Cash Flows for the Six Months Ended June 30, 1998 (unaudited)       6
       and for the Six Months Ended June 30, 1998 (unaudited)

       Notes to Unaudited Financial Statements                                           7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION                14
            AND RESULTS OF OPERATIONS.

PART II - OTHER INFORMATION                                                             20

SIGNATURES                                                                              21

INDEX TO EXHIBITS                                                                       22

                        PART 1 - FINANCIAL INFORMATION


Item 1 - Financial Information

SYMPLEX COMMUNICATIONS CORPORATION

BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                                 June 30,           December 31,
Assets                                                                                             1998                 1997
                                                                                                (UNAUDITED)
                                                                                                -----------      ---------------
Currents assets
  Cash and cash equivalents                                                                     $   509,932      $    24,554
  Trade receivables, less allowance for doubtful accounts of $19,740                                717,461          988,133
  Inventories (Note 2)                                                                              811,461          979,232
  Prepaid expenses and other current assets                                                          62,266           40,043
                                                                                                -----------      -----------
           Total current assets                                                                   2,101,120        2,031,962
                                                                                                ===========      ===========
Property and equipment
  Machinery and equipment                                                                         1,654,253        1,640,121
  Office equipment                                                                                  638,847          640,382
  Leasehold improvements                                                                             19,590           19,590
                                                                                                -----------      -----------
           Total                                                                                  2,312,690        2,300,093
  Less accumulated depreciation                                                                  (2,039,369)      (1,964,753)
                                                                                                -----------      -----------
           Net property and equipment                                                               273,321          335,340
                                                                                                -----------      -----------
Deferred offering and financing costs                                                                     -          571,984
                                                                                                -----------      -----------
Total assets                                                                                    $ 2,374,441      $ 2,939,286
                                                                                                ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

Current liabilities
  Trade payables                                                                                $   384,537      $ 1,293,449
  Accrued expenses                                                                                  296,919          328,814
  Notes payable - revolving (Note 3)                                                                457,500          500,000
  Notes payable - current portion (Note 3)                                                          240,000          250,000
  Notes payable - subordinated debt(Note 3)                                                               -        1,163,984
  Notes payable - other (Note 3)                                                                    108,950                -
                                                                                                -----------      -----------
           Total current liabilities                                                              1,487,906        3,536,247

Notes payable - less current portion (Note 3)                                                       564,384          240,000
                                                                                                -----------      -----------
           Total liabilities                                                                      2,052,290        3,776,247
                                                                                                -----------      -----------

Stockholders' equity (deficiency in assets)
  Common stock, $.01 par value; 20,000,000 shares authorized and 7,989,909
    Shares issued and outstanding (including 470,945 shares held in escrow) at
    June 30, 1998 and 4,475,982 shares issued and outstanding at
    December 31, 1997 (Notes 4,8,9,11,12,14, and 15)                                                 79,897           44,757
  Additional paid-in capital                                                                      5,773,755        3,326,600
  Unearned compensation expense                                                                      (2,357)         (25,933)
  Additional paid-in capital - warrants                                                             131,616           76,000
  Notes receivable - recourse                                                                       (55,818)         (55,818)
  Notes receivable - non-recourse                                                                  (156,108)        (188,308)
  Retained earnings (accumulated deficit)                                                        (5,448,834)      (4,014,259)
                                                                                                -----------      -----------
           Total stockholders' equity (deficiency in assets)                                        322,151         (836,961)
                                                                                                -----------      -----------
Total liabilities and stockholders' equity                                                      $ 2,374,441      $ 2,939,286
                                                                                                ===========      ===========

See notes to financial statements.

SYMPLEX COMMUNICATIONS CORPORATION

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------



                                                        THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                           1998            1997             1998             1997
                                                     ----------------------------------------------------------------
                                                                (UNAUDITED)                      (UNAUDITED)
                                                     ----------------------------------------------------------------
Net sales and revenue (Note 10)
  Manufactured products                                 $  929,997      $   916,675      $ 1,008,634      $ 2,042,278
  Maintenance contracts and service                         33,724           58,954           62,986          102,795
                                                        ----------      -----------      -----------      -----------
           Total net sales and revenues                    963,721          975,629        1,071,620        2,145,073

Costs and expenses
  Cost of products sold                                    688,509          468,623          730,026        1,021,787
  Selling and marketing                                    327,319          757,381          612,108        1,190,620
  General and administrative                               297,618          357,166          585,900          912,163
  Research and development                                 109,287          301,295          274,145          586,239
  Engineering                                               93,519           74,039          115,593          136,305
  Service                                                   56,119           76,706          114,075          167,939
                                                        ----------      -----------      -----------      -----------
            Total costs and expenses                     1,572,371        2,035,210        2,431,847        4,015,053
                                                        ----------      -----------      -----------      -----------
Operating (loss)                                          (608,650)      (1,059,581)      (1,360,227)      (1,869,980)

Other (expense) income
  Interest expense                                         (39,788)         (25,657)         (82,723)        (103,701)
  Amortization of discount on notes payable                (36,000)               -          (36,000)         (40,000)
  Other income                                              33,017            7,531           44,375           10,443
                                                        ----------      -----------      -----------      -----------
           Total other income and
             expenses                                      (42,771)         (18,126)         (74,348)        (133,258)
                                                        ----------      -----------      -----------      -----------
Net loss                                                $ (651,421)     $(1,077,707)     $(1,434,575)     $(2,003,238)
                                                        ==========      ===========      ===========      ===========

Loss per basic and diluted common share                 $    (0.09)     $    $(0.25)     $     (0.19)     $     (0.46)
                                                        ==========      ===========      ===========      ===========

Weighted average common shares outstanding               7,542,715        4,350,557        7,536,520        4,350,557
                                                        ==========      ===========      ===========      ===========


See notes to financial statements.

SYMPLEX COMMUNICATIONS CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED)
--------------------------------------------------------------------------------

                                                    ADDITIONAL                                               RETAINED
                                                    PAID-IN   UNEARNED     ADDITIONAL NOTE       NOTE        EARNINGS
                             NUMBER       COMMON    CAPITAL   COMPENSATION PAID-IN    RECEIVABLE RECEIVABLE  (ACCUMULATED
                             OF SHARES    STOCK     WARRANTS  EXPENSE      CAPITAL    RECOURSE  NON-RECOURSE DEFICIT)     TOTAL
                            -------------------------------------------------------------------------------------------------------

Balance - December 31, 1997  4,475,982    44,757    76,000    (25,933)     3,326,600  (55,818)   (188,308)   (4,014,259)  (836,961)

  Issuance of common stock
   net of $1,040,501 in
   offering costs -
     initial public
     offering (Note 14)      3,500,000    35,000                           2,424,499                                      2,459,499
  Employee stock purchase
    plan-surrendered shares
    (Note 12)                  (56,073)     (560)               3,489        (46,644)              32,200                   (11,515)

  Compensation expense
    recognized on stock
    issued with stock
    options (Note 12)                                          20,087                                                        20,087
  Underwriter's fee
    related to initial
    public offering             70,000       700                              69,300                                         70,000
  Issuance of detachable
    warrants (Note 3 and 9)                         55,616                                                                   55,616
  Net loss                                                                                                   (1,434,575) (1,434,575)

                            -------------------------------------------------------------------------------------------------------
Balance - June 30, 1998      7,989,909   $79,897  $131,616     (2,357)    $5,773,755 $(55,818)  $(156,108)  $(5,448,834)$   322,151
                            =======================================================================================================

See notes to financial statements.

SYMPLEX COMMUNICATIONS CORPORATION

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                      1998               1997
                                                                                  --------------------------------
                                                                                            (UNAUDITED)
                                                                                  --------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                            $(1,434,575)     $(2,003,238)
  Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
    Depreciation                                                                           76,151           84,620
    Amortization of discount on notes payable                                              36,000           40,000
    Compensation for termination of SAR plan                                                    -           47,779
    Compensation recognized for stock options                                               8,582           20,933
    Changes in assets and liabilities that provided (used) cash:
      Trade receivables                                                                   270,672         (141,986)
      Inventories                                                                         167,771           50,234
      Prepaid expenses and other current assets                                           (58,223)           7,350
      Deferred offering and financing costs                                               571,984         (222,016)
      Trade payables                                                                     (908,912)         186,527
      Accrued expenses                                                                    (31,895)          (2,314)
                                                                                      -----------      -----------
           Total adjustments                                                              132,130           71,127
                                                                                      -----------      -----------
           Net cash used in operating activities                                       (1,302,445)      (1,932,111)

CASH FLOWS USED IN INVESTING ACTIVITIES -
  Purchases of property and equipment                                                     (14,132)         (94,095)
                                                                                      -----------      -----------
           Net cash used in investing activities                                          (14,132)         (94,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (payments) on line of credit                                                 (42,500)               -
  Borrowings of notes payable                                                             478,950          100,000
  Proceeds (payments) from bridge financing                                            (1,163,984)               -
  Proceeds from issuance of common stock                                                2,529,489        1,779,296
  Payments on capital lease obligations                                                         -           (1,637)
                                                                                      -----------      -----------
           Net cash provided by (used in) financing activities                          1,801,955        1,877,659
                                                                                      -----------      -----------

(DECREASE) INCREASE IN CASH                                                               485,378         (148,547)

CASH AT BEGINNING OF PERIOD                                                                24,554          320,290
                                                                                      -----------      -----------

CASH AT END OF PERIOD                                                                 $   509,932      $   171,743
                                                                                      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION - Cash paid during the period for interest                              $    82,723      $   103,651
                                                                                      ===========      ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of detachable warrant                                                      $    55,616      $         -
                                                                                      ===========     ============
  Conversion of amortized balance of notes payable to common stock                    $         -      $   650,000
                                                                                      ===========      ===========
  Conversion of accrued liabilities to common stock                                   $         -      $   341,500
                                                                                      ===========      ===========
  Issuance of common stock for SAR plan termination                                   $         -      $    47,779
                                                                                      ===========      ===========
  Notes receivable retired in exchange for common stock                               $   (16,888)     $   382,779
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

   SIGNIFICANT ACCOUNTING POLICIES Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market (net realizable value). Inventory reserves are established and recorded periodically as such requirements can be identified and quantified based on such factors as new product releases obsoleting existing products, focused marketing activities relieving effectively excess inventories, trends of ongoing specific product sales activities and, where possible, alternative uses for slow moving inventory components.

   INTERIM UNAUDITED FINANCIAL STATEMENTS - Information with respect to June 30, 1998 and 1997, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. The results of operations for the six months ended June 30, 1998 and 1997 are not necessarily indicative of the results of the entire year.

2. INVENTORIES

   Inventories as of June 30, 1998 and December 31, 1997 consist of the following:

                                          JUNE 30,               DECEMBER 31,
                                           1998                     1997
                                        (UNAUDITED)
                                     -----------------        -----------------

Raw materials                           $  348,343               $  304,884
Work-in-process                            388,508                  266,252
Finished goods                             636,396                  648,291
                                         1,373,247                1,219,427
     Less reserve for obsolescence        (561,786)                (240,195)
Total                                   $  811,461               $  979,232
                                        ==========               ==========

3. NOTES PAYABLE

   The Company has a line-of-credit agreement which provides for borrowings up to $500,000 at 2% above the bank's prime rate (prime was 8.5% at June 30, 1998), secured by all assets of the Company. The Company had borrowings against this line-of-credit of $457,500 at June 30, 1998 and $500,000 at December 31, 1997.

   In March 1997, the Company restructured its original $1,000,000 bank line of credit agreement. Under the new agreement, $500,000 of the December 31, 1996 balance was converted to a term note payable, with $500,000 remaining as the amount available under the line of credit. The term note matures December 1, 1999 and requires quarterly principal payments, beginning September 1, 1997, of $10,000 for the first two payments, and $60,000 for the remaining eight. Both the new term agreement and the line of credit require monthly interest payments at a variable rate of 2% above the bank's prime rate. Both agreements are secured by all assets of the Company and contain restrictive covenants. At June 30, 1998, the term note balance was $360,000.

   The agreement for the line-of-credit and the term note contain restrictive covenants, the most significant of which require the Company to 1) maintain certain levels of net worth, as defined; 2) maintain certain levels of working capital; and 3) maintain a certain level of total liabilities to net worth. The Company was not in compliance with certain of the debt and net worth covenants at June 30, 1998. There can be no assurances that these covenants will be attainable on an ongoing basis. Such noncompliance gives the bank the right to exercise its remedies under the loan agreements, including but not limited to acceleration of repayment and repossession of collateral.

   In May 1998, the Company secured $500,000 in term note borrowings from a private investor. The principal balance on the two-year note bears interest at 15% payable quarterly with the entire principal balance due in May 2000. In consideration of the borrowing, the Company issued to the lender a warrant to purchase 350,000 shares of common stock at an exercise price of $.20 per share in year one and $.23 per share in year two. This note is secured by all assets of the Company in a subordinated position to both agreements with the Company's bank.

   NOTES PAYABLE  continued

   Notes payable consisted of the following:

                                                                             June 30,       December 31,
                                                                               1998             1997
                                                                           (unaudited)
                                                                           ------------     ------------
Convertible subordinated notes payable. Interest at the prime rate plus
  2% (prime was 8.5% at June 30, 1998 and December 31, 1997,
  Respectively); due August 29, 1998; paid in connection with
  the Company's initial public offering (Note 14).                         $          -     $    699,984



Subordinated note payable with detachable warrants.  Interest at the prime rate plus 2% (prime was 8.5% at June 30, 1998 and at
  December 31, 1997, respectively); the warrants allow the
  Noteholders to purchase up to 166,667 shares of common stock for $1.00 per share at any time prior to August 27, 1998 (Notes
  9 and 15); paid in connection with the Company's initial public
  offering (Note 14).                                                                 -          500,000


Subordinated note payable with detachable warrants. Interest at the rate of 15%; the warrants allow the noteholders to purchase up to 350,000 shares of common stock until May 18, 2000 at a price
  of $0.20 in the first year and $0.23 in the second year. (Note 9).            500,000                -


Term notes payable.  Payments of $60,000 quarterly including interest at prime rate plus 2% (prime was 8.5% at June 30, 1998 and
  December 31, 1997, respectively).  Secured by all assets of the
  Company.                                                                      360,000          490,000


Unsecured notes payable.  Principal payments of $7,500 per month
  plus accrued interest at the rate of 9% per annum.                            108,950                -
                                                                           ------------     ------------
                Total                                                           968,950        1,689,984
Unamortized discount                                                            (55,616)         (36,000)
Less current maturities                                                        (348,950)      (1,413,984)
                                                                           ------------     ------------
Long term portion                                                          $    564,384     $    240,000
                                                                           ============     ============



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

5. LEASES

   The Company leases building space under an operating lease. Total rent expense was approximately $64,000 and $168,000 for the six months ended June 30, 1998 and 1997, respectively. The lease expired on December 31, 1996, and the Company is currently leasing the space on a month-to-month basis.

6. EMPLOYEE SAVINGS AND RETIREMENT PLAN

   The Company has a 40l(k) Employee Savings and Retirement Plan (the "Plan"), a defined contribution plan, covering substantially all employees under which the Company matches 50% per dollar of employee contributions up to 4% of the employees' eligible compensation. The Plan also allows for additional discretionary employer contributions. Total expense for this Plan was $0
   (zero) and $11,000 for the six months ended June 30, 1998 and 1997, respectively. The Company discontinued employer matching in April 1997.

7. RELATED PARTY TRANSACTIONS

   The Company has an agreement with a stockholder under which it annually pays royalties in the amount of 2% of qualified sales or $150,000, whichever is the lesser amount. The total royalty expense was $8,111 and $24,482 for the six months ended June 30, 1998 and 1997, respectively.

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

9. WARRANTS

   In connection with the issuance of various convertible subordinated notes the Company issued warrants allowing the holders to purchase 216,666 shares of common stock. The holders may fund the purchase of shares through the delivery of a recourse or non-recourse promissory note, bearing interest at the Applicable Federal Rate ("AFR"). The AFR is the minimum allowable interest rate that can be used before imputed interest is required by the Internal Revenue Service. Under the non-recourse note, the Company's sole recourse shall be to cancel any shares that are being held in escrow. The warrants are currently exercisable at between $0.83 and $0.95 per share and expire September 8, 1999.

   In February 1997, the Board granted warrants to purchase 466,667 shares of common stock to a private investment and consulting group who facilitated the completion of the March private placement (Note 11) and provided consulting services to the Company. The holders may fund the purchase of shares through the delivery of a recourse or non-recourse promissory note, bearing interest at the AFR. Under the non-recourse note, the Company's sole recourse shall be to cancel any shares that are being held in escrow. These warrants expire on September 8, 1999 and are exercisable at $.83 per share in the first year following the Canadian public offering and $0.95 in the second year.

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

   In August 1997, in connection with the issuance of certain subordinated notes payable, the Company issued warrants to purchase 166,667 shares of common stock at $1.00 per share (Note 15).

   In February 1998, in connection with completion of the IPO, the Company issued warrants to purchase 187,500 shares of common stock at $1.00 per share (Note 15).

   In May 1998, in connection with the issuance of certain subordinated notes payable, the Company issued a warrant to purchase 350,000 shares of common stock at $0.20 per share if exercised by May 18, 1999 and $0.23 per share if exercised by May 18, 2000 (Note 3).


10.SALES

                                         THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                          1998                 1997                   1998                 1997
                                                (unaudited)                                  (unaudited)
                                   ---------------------------------------     ---------------------------------------

U.S.                                     $220,024            $343,625              $  311,935          $  836,695
Germany                                   258,033              15,683                  64,844              45,724
Japan                                      46,236              71,925                  71,606             189,775
Netherlands                               262,490              84,644                 298,649             218,740
Other                                     176,938             459,752                 324,586             854,139
                                         --------            --------              ----------          ----------

Total sales                              $963,721            $975,629              $1,071,620          $2,145,073
                                         ========            ========              ==========          ==========

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

   During the second quarter of 1997, the Company awarded options, all of which were exercised, to purchase 738,800 shares pursuant to this plan. According to the terms of the employee share purchase program, the stock vests incrementally over 18 months and is held in escrow until vested and the attributable portion of any outstanding note is paid. Of the total shares purchased under this plan, 252,372 were forfeited as of June 30, 1998
   pursuant to the vesting provisions.   A total of approximately $70,400 will
   be charged to compensation expense over the 18 month vesting period for the 187,667 shares issued with recourse notes based upon the purchase price of $.45 per share and a market price of $.83 per share. The options exercised with non-recourse notes are treated as a variable plan. Compensation expense will be recorded over the 18 month vesting period for the 495,285 outstanding shares issued with non-recourse notes, computed as the difference between the $.45 per share purchase price plus accrued interest, and the current market price which at the time of issuance was $.83 per share. As of June 30, 1998, 403,186 shares were vested and the balance on the notes receivable was $211,925. Total stock based compensation expense for the six months ended June 30, 1998 included in general and administrative expense was $8,582.

   In April 1997, the Board approved a key employee share program ("the key employee program"). During the second quarter of 1997, the Company issued 77,965 shares of common stock. These shares were purchased by employees during the second quarter of 1997 at a purchase price of $.83 per share with a six month recourse note. As of December 31, 1997, there were no outstanding balances remaining on the notes.

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

   During the year ended December 31, 1997, the Company granted options to purchase 1,284,101 shares of common stock at $1 per share under the April 1997 Plan. Of these shares, 741,621 vest 50% upon grant of the options and 50% one year thereafter provided that the employee continues in the employment of the Company, except if the employee is involuntarily terminated without cause prior to the expiration of the one year vesting period, in which case the 50% vested upon grant is guaranteed. None of the options have been exercised and 1,033,015 remain outstanding as of June 30, 1998 after taking into effect the cancellation of 251,086.

13. LITIGATION

   The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

14. INITIAL PUBLIC OFFERING

   Effective February 1998, the Company completed an initial public offering of 3,500,000 shares of common stock at a price of $1.00 per share on the Vancouver Stock Exchange. The net proceeds of the offering to the Company, after deducting the underwriters' fee and other expenses of approximately $1,041,000, were approximately $2,459,000. Approximately $1,164,000 of the proceeds was used to satisfy debt outstanding as of December 31, 1997 with the remainder used for working capital purposes.

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

   Certain of the notes, aggregating $700,000, are convertible within 7 days of receipt of the filing of a final prospectus, into 700,000 shares of common stock and warrants to purchase 350,000 shares at $1.00 per share. Upon completion of the IPO, 187,500 warrants were issued on conversion of notes totaling $375,000. The remaining notes totaling $325,000 were retired upon completion of the IPO.

   Other notes aggregating $500,000 were due within 15 days of the completion of the Canadian public offering. Concurrently with the issuance of these notes the noteholders received warrants allowing the holders to purchase up to 166,667 shares of common stock at any time prior to August 27, 1998 at $1.00 per share. These notes were retired upon completion of the IPO.

                                     ******

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the selected financial data and the financial statements and notes thereto filed herewith.


RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997
-----------------------------------------------------------------------------

Net Sales: Net sales from operations for the three months ended June 30, 1998 totaled $963,721 compared to $975,629 for the three months ended June 30, 1997. The decline of $11,908 or 1.2 % can be attributable to (i) product returns of $44,387 resulting from a special trade-up program with selected distributors
(ii) an 18.3% increase in Datamizer product sales after accounting for returns and (iii) a 31.8% decline in DirectRoute product sales after accounting for returns. The Company's more focused marketing and sales activities are expected to continue to result in improved revenue growth throughout the remainder of 1998.

The gross margins at June 30, 1998 were $275,212 or 28.6% compared to $507,006 or 52.0% at June 30, 1997. Margins before inventory reserve of $300,000 were favorably impacted by a higher percentage of healthy margin Datamizer products for the second quarter of 1998 as compared to the same period of the previous year. Before this inventory reserve, gross margins at June 30, 1998 were $575,212 or 59.7%, up 7.7% from the comparable period in 1997.

In spite of its ongoing aggressive sales and marketing program initiated at the end of quarter one 1998 to reduce selected trade-in inventory, the Company's trade-in program caused imbalances in selected product inventory levels when compared to the revenue results for quarter two 1998. At the end of the second quarter of 1998, the results of the ongoing sales program were uncertain. Accordingly, the Company conservatively established an incremental reserve for slow moving inventory of $300,000 at June 30, 1998. The Company will monitor quarterly the effectiveness of the ongoing sales programs designed to reduce selected product inventory and record the necessary reserve adjustments.

Research and development costs: Research and development expenses were $109,287 for the second quarter of 1998 as compared to $301,295 for the comparable quarter in 1997. This $192,008 decline reflected reductions primarily in payroll and related benefits.

Sales and marketing expense: Sales and marketing expenses for the three months ended June 30, 1998 were $327,319 as compared to $757,381 for the same period in 1997. This $430,062 decline primarily reflects a reduction in payroll and benefits of $268,467 and a reduction in advertising and other expenses of $149,087. Severe cash constraints were an issue for the Company.

General and administrative, engineering and service expenses: General and administrative expenses for the second quarter of 1998 were $297,618 as compared to $357,166 in the corresponding period in the prior year. This $59,548 decrease resulted primarily from a decrease in depreciation of $129,073 offset by an increase in outside services of $68,825. Engineering expenses increased

$19,480 to $93,519 for the second quarter of 1998 from $74,039 for the comparable period in 1997. The increase was due mostly to payroll expenses. Service expenses declined $20,587 to $56,119 for the second quarter of 1998 from $76,706 for the comparable period in 1997. This decline was attributable mostly to payroll and related expense reductions.

Net Loss: The Company reported a net loss of $651,421 for the second quarter of 1998 as compared to a net loss of $1,077,707 for the comparable period in 1997. This declining loss reflects a one time reserve of $300,000 for slow moving inventory, the transition to compression technology products demonstrated by an 18.3% revenue increase in Datamizer sales offset by a 31.8% decline in DirectRoute product sales and the favorable impact of significant reductions in overall operating expenses. Before the inventory reserve, the net loss at June 30, 1998 was $351,421


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997
-------------------------------------------------------------------------

Net Sales: Net sales from operations for the six months ended June 30, 1998 totaled $1,071,620 compared to $2,145,073 for the six months ended June 30, 1997. The decline of $1,073,453 or 50% can be attributable to (i) product returns of $303,776 resulting from a special trade-up program with selected distributors (ii) the cash constraints experienced by the Company during the fourth and first quarters of 1997 and 1998, respectively, contributing to a significant reduction in sales and marketing activity and (iii) the disruption associated with changing sales personnel. These issues resulted in the continued decline in Datamizer product sales after accounting for returns to $937,963 from $1,288,119 and the decline in DirectRoute product sales after accounting for returns to $133,657 from $856,954. The Company's more focused marketing and sales activities are expected to continue to result in improved revenue growth throughout the remainder of 1998.


Gross margins at June 30, 1998 were $341,594 or 31.9% compared to $1,123,286 or 52.4% at June 30, 1997. Margins were favorably impacted by a higher percentage of healthy margin Datamizer products in the significantly reduced revenue volume for the first six months of 1998 as compared to the same period of the previous year. However, this favorable impact was more than offset by the recognition of a $300,000 reserve for slow moving inventory. Before this inventory reserve, gross margins at June 30, 1998 were 641,594 or 59.9%, up 7.5% from the comparable period in 1997.

Research and development costs: Research and development expenses were $274,145 for the first six months of 1998 as compared to $586,239 for the comparable six month period in 1997. This $312,094 decline reflected reductions primarily in payroll and related benefits of $300,288 and new product development of $18,619 due to cash constraints.

Sales and marketing expense: Sales and marketing expenses for the six months to June 30, 1998 were $612,108 as compared to $1,190,620 for the same period in 1997. This $578,512 decline primarily reflects decreased commissions of $58,176 from declining sales, a decline in advertising and other expenses of $150,181, a decline in payroll and benefits of $337,103 and a decline in international activities of $33,052. Severe cash constraints were an issue for the Company.

General and administrative, engineering and service expenses: General and administrative expenses for the first six months of 1998 were $585,900 as compared to $912,163 in the corresponding period in the prior year. This net $326,263 decrease resulted primarily from decreases in depreciation of $131,768 and in general expenses of $280,150, offset by increases in outside services of $57,784 and payroll and related benefits of $27,871. Engineering expenses declined $20,712 to $115,593 through June 30, 1998 from $136,305 for the comparable period in 1997. The decline was due mostly to payroll expense reductions mandated by cash constraints. Service expenses declined $53,864 to $114,075 through June 30, 1998 from $167,939 for the comparable period in 1997. This decline was attributable mostly to payroll and related expense reductions.

Net Loss: The Company reported a net loss of $1,434,575 for the six months ended June 30, 1998 as compared to a net loss of $2,003,238 for the comparable period in 1997. During the first six months of 1998, the Company experienced revenue declines in both its product lines before consideration of $303,776 in returned products, recorded a one time reserve of $300,000 for slow moving inventories and was favorably impacted by a significant reduction in its overall operating expenses.


Liquidity and Capital Resources
-------------------------------

Symplex incurred losses during the first six months of 1998 although at considerably lower levels than those experienced during the comparable period in 1997. The Company financed its first six months of 1998 operating losses principally through the first quarter initial public offering proceeds of $3,500,000 ($1,295,515 after expenses and repayment of debt at time of offering), and a second quarter debt financing of $500,000.

Cash utilized in operating activities for the six months ended June 30, 1998 was $1,302,445 as compared to $1,932,111 in the corresponding period of 1997. Cash generated by financing activities through June 30, 1998 totaled $1,801,955 as compared to $1,877,659 in the corresponding period of 1997. The source of these 1998 funds was the previously mentioned initial public offering of $3,500,000 before expenses, debt financing of $500,000, offset by reductions in the bank borrowings of $194,600 and the bridge financing of $1,163,984 paid out at the time of the initial public offering.

The Company's cash resources have been hampered by slow inventory turnover due principally to multiple products and declining revenue in quarter one 1998 and slow accounts receivable collections caused by a high percentage of international sales with extended terms. The meager quarter one 1998 net revenue levels make receivable and inventory turnover ratios and variance analysis calculations relatively meaningless. With a more normal level of revenue generation in quarter two 1998, the annualized receivable and inventory turnover ratios are more meaningful. Specifically, the accounts receivable turnover at quarter two end 1998 was 3.7 times annually or approximately 100 days to collection and the inventory turnover was 1.4 times annually or approximately 257 days of inventory. Management anticipates that the receivable and inventory turnover ratios will continue to improve during the second half of 1998.

At June 30, 1998, Symplex had borrowings of $457,500 against its $500,000 line of credit agreement. In addition, Symplex has outstanding bank debt of $360,000 under a long-term agreement. The term note matures December 31, 1999 and requires quarterly payments of $10,000 for the two quarters commencing September 1, 1997 and $60,000 for the remaining eight. Both the term agreement and the line of credit require monthly interest payments at the variable rate of 2% above the bank's prime rate. Both agreements are secured by all the assets of the Company and contain restrictive covenants. The Company has from time to time been in default of certain financial tests provided for in the bank agreement and the bank on two previous occasions waived these defaults. The Company was not in compliance with certain of the debt and net worth covenants at June 30, 1998. There can be no assurances that these covenants will be attainable on an ongoing basis. Such noncompliance gives the bank the right to exercise its remedies under the loan agreements, including but not limited to acceleration of repayment and repossession of collateral.

As of June 30, 1998, the Company's principal sources of liquidity were cash of $509,932 and trade receivables of $717,461. The stockholders' equity at June 30, 1998 totaled $322,151 as compared to a stockholders' deficit of $836,961 at December 31, 1997. At June 30, 1998, the Company had a working capital surplus of $613,214 as compared to a working capital deficit of $1,504,285 at December 31, 1997.

The Company has generated operating losses through June 30, 1998, although at a consistently declining quarterly level. In order to expand its operations to facilitate expected revenue growth, Symplex expects to seek a significant capital infusion in late 1998. There can be no assurances that the Company will seek or successfully obtain additional debt or equity financing, or that such financing would not result in substantial dilution to current shareholders. If the Company is unable to raise sufficient additional capital by year-end 1998, its ability to expand operations and generate revenue growth may be adversely impacted.

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

The Company has recently examined its products and internal administrative systems for year 2000 issues. As a result of that review, the Company has determined that no significant modifications will be required to make their systems year 2000 compliant and does not expect that any modifications required will have a material impact on its business, operations or financial condition.

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

The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by the forward-looking statements, including, but not limited to, the risk: associated with new management teams, that the new generation of Datamizer and DirectRoute products, or future products will not keep up with the rapid technological change in the marketplace or will otherwise not be well-accepted in the market; that competitive conditions in the internetworking industry will change adversely or otherwise become more intense; that changes in technology or consumer preference could cause the growth rate in the markets the Company serves to slow or halt; that demand for the DirectRoute product line will slow; that sales of mid- and high-range DirectRoute components are not the significant portion of DirectRoute sales; that worldwide pricing and other competitive pressures could adversely affect the Company's margins; or that currency fluctuations could result in international pricing pressures or could reduce the value in U.S. dollar terms of the Company's international sales.

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) The Company sold the following unregistered securities in the three-month period ended June 30, 1998:


        (1) On May 19, 1998, the Company borrowed $500,000 from one accredited investor. In consideration of the borrowing, the Company issued to the lender a warrant to purchase 350,000 shares of common stock at an exercise price of $.20 per share in year one and $.23 per share in year two. The warrant expires May 19, 2000.

The Company believes this transaction was private in nature and was exempt from the registration requirements of Section 5 of the Securities Act by virtue of the exemption contained in Section 4(2) of the Securities Act.

ITEM 5. OTHER INFORMATION

        The Securities and Exchange Commission has amended the provisions of Rule 14a-4 under the Securities Exchange Act of 1934 to provide that the Company's proxies solicited in connection with its annual meeting of shareholders, including the 1999 annual meeting, may confer discretionary voting authority on company management with respect to certain types of shareholder proposals that may be raised at the annual meeting unless the proposing shareholder notifies the Company at least 45 days prior to the date of mailing the prior year's proxy that such proposal will be made at the meeting. The deadline for such notices in connection with the Company's 1999 annual meeting of shareholders is March 1, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

        Included as exhibits are the items listed on the Exhibit Index.

(b)     Reports on Form 8-K.

        The Company filed no reports on Form 8-K during the three months ended June 30, 1998:

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SYMPLEX COMMUNICATIONS CORPORATION



Date: August 14, 1998         By: /s/ Gary R. Brock
                                  -----------------
                                  Gary R. Brock
                                  President, Chief Executive Officer
                                  (Principal Executive Officer)

Date: August 14, 1998         By: /s/ Thomas Radigan
                                  ------------------
                                  Thomas Radigan
                                  Chief Financial Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)

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

4.5       Form of warrant  issued to May 1998 private lender.

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