Form 10QSB
period 1998-09-30
SYMPLEX COMMUNICATIONS CORP
filed 1998-11-03
CIK 1039920

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                   September 30, 1998
                               ------------------------------------


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
              For the Transition period from ___________________________ to
                       Commission file number 000-22631
                                              ---------

                      SYMPLEX COMMUNICATIONS CORPORATION
                      ----------------------------------
       (Exact name of small business issuer as specified in its charter)

                  Delaware                         38-3338110
                  -------------------------------------------
              (State or other jurisdiction of      (I.R.S. Employer
              incorporation or organization)       Identification No.)

             35 Research Drive, Ann Arbor, MI                48103
             -----------------------------------------------------
            (Address of principal executive offices)    (Zip Code)

                (Issuer's telephone number)      (734) 995-1555
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

The number of shares of common stock, $.01 par value, at October 28, 1998 is
----------------------------------------------------------------------------
7,839,653
---------
  Transitional Small Business Disclosure Form (check one):    [_] Yes    [X]No

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                            PAGE NO.
                                                                                          -------
     ITEM 1. FINANCIAL STATEMENTS.

       Balance Sheets at September 30, 1998 (unaudited) and December 31, 1997                 3

       Statements of Operations for the Three Months Ended September 30, 1998 (unaudited)     4
       and 1997 (unaudited) and for the Nine Months Ended September 30, 1998 (unaudited)
       and 1997 (unaudited)

       Statement of Stockholders' Equity for the Nine Months Ended                            5
       September 30, 1998 (unaudited)

       Statements of Cash Flows for the Nine Months Ended September 30, 1998 (unaudited)      6
       and for the Nine Months Ended September 30, 1998 (unaudited)

       Notes to Unaudited Financial Statements                                                7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION                     15
             AND RESULTS OF OPERATIONS.

PART II - OTHER INFORMATION                                                                  19

SIGNATURES                                                                                   19

INDEX TO EXHIBITS                                                                            20

                        PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Information

SYMPLEX COMMUNICATIONS CORPORATION

BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------
                                                                                                September 30,     December 31,
Assets                                                                                              1998             1997
                                                                                                 (UNAUDITED)
                                                                                              ----------------    ------------
Currents assets
  Cash and cash equivalents                                                                       $   179,287      $    24,554
  Trade receivables, less allowance for doubtful accounts of $19,740                                1,255,691          988,133
  Inventories (Note 2)                                                                                693,787          979,232
  Prepaid expenses and other current assets                                                            77,475           40,043
                                                                                                  -----------      -----------
           Total current assets                                                                     2,206,240        2,031,962

Property and equipment
  Machinery and equipment                                                                           1,655,616        1,640,121
  Office equipment                                                                                    639,642          640,382
  Leasehold improvements                                                                               19,590           19,590
                                                                                                  -----------      -----------
           Total                                                                                    2,314,848        2,300,093
  Less accumulated depreciation                                                                    (2,077,692)      (1,964,753)
                                                                                                  -----------      -----------
           Net property and equipment                                                                 237,156          335,340
                                                                                                  -----------      -----------

Deferred offering and financing costs                                                                  10,000          571,984
                                                                                                  -----------      -----------

Total assets                                                                                      $ 2,453,396      $ 2,939,286
                                                                                                  ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

Current liabilities
  Trade payables                                                                                  $   498,595      $ 1,293,449
  Accrued expenses                                                                                    343,318          328,814
  Unearned maintenance revenue                                                                         12,429                -
  Notes payable - revolving (Note 3)                                                                  438,767          500,000
  Notes payable - current portion (Note 3)                                                            240,000          250,000
  Notes payable - subordinated debt(Note 3)                                                                 -        1,163,984
  Notes payable - other (Note 3)                                                                       86,450                -
                                                                                                  -----------      -----------
           Total current liabilities                                                                1,619,559        3,536,247

Notes payable - less current portion (Note 3)                                                         513,653          240,000
                                                                                                  -----------      -----------

           Total liabilities                                                                        2,133,212        3,776,247
                                                                                                  -----------      -----------

Stockholders' equity (deficiency in assets)
  Common stock, $.01 par value; 20,000,000 shares authorized and 7,839,653
    Shares issued and outstanding (including 318,524 shares held in escrow) at
    September 30, 1998 and 4,475,982 shares issued and outstanding at
    December 31, 1997 (Notes 4,8,9,11,12,14, and 15)                                                   78,395           44,757
  Additional paid-in capital                                                                        5,711,604        3,326,600
  Unearned compensation expense                                                                          (472)         (25,933)
  Additional paid-in capital - warrants                                                               131,616           76,000
  Notes receivable - recourse                                                                         (31,051)         (55,818)
  Notes receivable - non-recourse                                                                    (112,285)        (188,308)
  Retained earnings (accumulated deficit)                                                          (5,457,623)      (4,014,259)
                                                                                                  -----------      -----------
           Total stockholders' equity (deficiency in assets)                                          320,184         (836,961)
                                                                                                  -----------      -----------

Total liabilities and stockholders' equity                                                        $ 2,453,396      $ 2,939,286
                                                                                                  ===========      ===========

See notes to financial statements.

SYMPLEX COMMUNICATIONS
CORPORATION

STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------


                                                        Three Months Ended September 30,      Nine Months Ended September 30,
                                                             1998               1997              1998               1997
                                                      ----------------- ------------------ ------------------- ------------------
                                                                  (UNAUDITED)                           (UNAUDITED)
                                                      ------------------------------------ --------------------------------------
Net sales and revenue (Note 10)
  Manufactured products                                     $1,455,463        $  738,625        $ 2,464,097       $ 2,780,903
  Maintenance contracts and service                             25,399            44,573             88,385           147,368
                                                            ----------        ----------        -----------       -----------
           Total net sales and revenues                      1,480,862           783,198          2,552,482         2,928,271

Costs and expenses
  Cost of products sold                                        546,943           379,082          1,276,969         1,400,869
  Selling and marketing                                        299,719           634,119            911,827         1,824,739
  General and administrative                                   276,213           313,977            862,113         1,226,140
  Research and development                                     173,146           285,925            447,291           872,164
  Engineering                                                   79,310            64,324            194,903           200,629
  Service                                                       57,055            72,642            171,130           240,581
                                                            ----------        ----------        -----------       -----------
            Total costs and expenses                         1,432,386         1,750,069          3,864,233         5,765,122
                                                            ----------        ----------        -----------       -----------

Operating income (loss)                                         48,476          (966,871)        (1,311,751)       (2,836,851)

Other (expense) income
  Interest expense                                             (44,664)          (32,185)          (127,387)         (135,886)
  Amortization of discount on notes payable                     (9,269)                -            (45,269)          (40,000)
  Other income                                                  (3,332)            3,319             41,043            13,762
                                                            ----------        ----------        -----------       -----------
           Total other income and
             expenses                                          (57,265)          (28,866)          (131,613)         (162,124)
                                                            ----------        ----------        -----------       -----------

Net loss                                                    $   (8,789)       $ (995,737)       $(1,443,364)      $(2,998,975)
                                                            ==========        ==========        ===========       ===========

Loss per basic and diluted common share                     $      0.0        $    (0.21)       $     (0.20)      $     (0.82)
                                                            ==========        ==========        ===========       ===========

Weighted average common shares outstanding                   7,940,803         4,660,007          7,391,223         3,653,312
                                                            ==========        ==========        ===========       ===========

See notes to financial statements.

SYMPLEX COMMUNICATIONS CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Additional
                                                                                                    PAID-IN        UNEARNED
                                                                         NUMBER        COMMON       CAPITAL      COMPENSATION
                                                                        OF SHARES      STOCK        WARRANTS       EXPENSE
                                                                      ----------- ------------ -------------- -----------------
Balance - December 31, 1997                                             4,475,982       44,757         76,000         (25,933)

  Issuance of common stock  net of $1,038,225 in offering costs -
     initial public offering (Note 14)                                  3,500,000       35,000
  Employee stock purchase plan (Note 12)                                 (206,329)      (2,062)                        25,461
  Underwriter's fee related to initial public offering                     70,000          700
  Issuance of detachable warrants (Note 3 and 9)                                                       55,616
  Net loss
                                                                      ----------- ------------ -------------- -----------------
Balance - September 30, 1998                                            7,839,653      $78,395       $131,616            (472)
                                                                      =========== ============ ============== =================

                                                                        ADDITIONAL         NOTE            NOTE
                                                                          PAID-IN       RECEIVABLE      RECEIVABLE
                                                                          CAPITAL        RECOURSE      NON-RECOURSE
                                                                     -------------- --------------- ----------------
Balance - December 31, 1997                                               3,326,600        (55,818)        (188,308)

  Issuance of common stock  net of $1,038,225 in offering costs -
     initial public offering (Note 14)                                    2,426,775
  Employee stock purchase plan (Note 12)                                   (111,071)        24,767           76,023
  Underwriter's fee related to initial public offering                       69,300
  Issuance of detachable warrants (Note 3 and 9)
  Net loss
                                                                     -------------- --------------- ----------------
Balance - September 30, 1998                                             $5,711,604       $(31,051)       $(112,285)
                                                                     ============== =============== ================

                                                                          RETAINED
                                                                          EARNINGS
                                                                        (ACCUMULATED
                                                                          DEFICIT)         TOTAL
Balance - December 31, 1997                                          --------------- -----------------
  Issuance of common stock  net of $1,038,225 in offering costs -         (4,014,259)       (836,961)
     initial public offering (Note 14)
  Employee stock purchase plan (Note 12)
  Underwriter's fee related to initial public offering                                      2,461,775
  Issuance of detachable warrants (Note 3 and 9)                                               13,118
  Net loss                                                                                     70,000
                                                                                               55,616
Balance - September 30, 1998                                              (1,443,364)      (1,443,364)
                                                                     --------------- -----------------
                                                                         $(5,457,623)     $   320,184
                                                                     =============== =================

See notices to financial statements.

SYMPLEX COMMUNICATIONS CORPORATION

STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------

                                                                             Nine Months Ended Septemer 30,
                                                                                 1998             1997
                                                                         ------------------ -----------------
                                                                                     (UNAUDITED)
                                                                         ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $(1,443,364)     $(2,998,975)
  Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
    Allowance for inventory obsolescence                                         300,000                -
    Depreciation                                                                 114,474          128,677
    Amortization of discount on notes payable                                     45,269           40,000
    Compensation for termination of SAR plan                                           -           47,779
    Compensation recognized for stock options                                     13,118          110,099
    Changes in assets and liabilities that provided (used) cash:
      Trade receivables                                                         (267,558)         (31,423)
      Inventories                                                                (14,555)          98,076
      Prepaid expenses and other current assets                                  (37,432)          (7,015)
      Deferred offering and financing costs                                      561,984         (370,836)
      Trade payables                                                            (794,854)          88,282
      Accrued expenses                                                            14,504          (18,178)

      Unearned maintenance revenue                                                12,429                -
                                                                             -----------      -----------
           Total adjustments                                                     (52,621)          85,461
                                                                             -----------      -----------
           Net cash used in operating activities                              (1,495,985)      (2,913,514)

CASH FLOWS USED IN INVESTING ACTIVITIES -
  Purchases of property and equipment                                            (16,290)         (78,198)
                                                                              -----------      -----------
           Net cash used in investing activities                                 (16,290)         (78,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (payments) on line of credit                                        (61,233)               -
  Borrowings (payments) of notes payable                                         396,450          100,000
  Proceeds (payments) from bridge financing                                   (1,163,984)       1,164,000
  Issuance of detachable warrants                                                (36,000)          36,000
  Proceeds from issuance of common stock                                       2,531,775        1,800,364
  Payments on capital lease obligations                                                -           (1,637)
                                                                             -----------      -----------
           Net cash provided by (used in) financing activities                 1,667,008        3,098,727
                                                                             -----------      -----------

(DECREASE) INCREASE IN CASH                                                      154,733      $   107,015

CASH AT BEGINNING OF PERIOD                                                       24,554          320,290
                                                                             -----------      -----------

CASH AT END OF PERIOD                                                        $   179,287      $   427,305
                                                                             ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION - Cash paid during the period for interest                     $   127,387      $   103,651
                                                                             ===========      ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of detachable warrant                                             $    55,616      $         -
                                                                             ===========      ===========
  Conversion of amortized balance of notes payable to common stock           $         -      $   650,000
                                                                             ===========      ===========
  Conversion of accrued liabilities to common stock                          $         -      $   341,500
                                                                             ===========      ===========
  Issuance of common stock for SAR plan termination                          $         -      $    47,779
                                                                             ===========      ===========
  Notes receivable retired in exchange for common stock                      $   (16,888)     $   394,778
                                                                             ===========      ===========
  Issuance of common stock as a financing fee                                $    70,000      $    35,000
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

   The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto included with Symplex Communications Corporation's latest annual report on Form 10-KSB.

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

   INTERIM UNAUDITED FINANCIAL STATEMENTS - Information with respect to September 30, 1998 and 1997, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. The results of operations for the nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results of the entire year.

2. INVENTORIES

   Inventories as of September 30, 1998 and December 31, 1997 consist of the following:

                                           SEPTEMBER 30,         DECEMBER 31,
                                                1998                 1997

                                            (UNAUDITED)
                                        -----------------    -----------------
Raw materials                               $  266,213           $  304,884
Work-in-process                                561,626              266,252
Finished goods                                 433,434              648,291
                                            ----------           ----------
                                             1,261,273            1,219,427
     Less reserve for obsolescence            (567,486)            (240,195)
                                            ----------           ----------
Total                                       $  693,787           $  979,232
                                            ==========           ==========

3. NOTES PAYABLE

   The Company has a line-of-credit agreement which provides for borrowings up to $500,000 at 2% above the bank's prime rate (prime was 8.5% at September 30, 1998), secured by all assets of the Company. The Company had borrowings against this line-of-credit of $438,767 at September 30, 1998 and $500,000 at December 31, 1997.

   In March 1997, the Company restructured its original $1,000,000 bank line of credit agreement. Under the new agreement, $500,000 of the December 31, 1996 balance was converted to a term note payable, with $500,000 remaining as the amount available under the line of credit. The term note matures December 1, 1999 and requires quarterly principal payments, beginning September 1, 1997, of $10,000 for the first two payments, and $60,000 for the remaining eight. Both the new term agreement and the line of credit require quarterly and monthly interest payments, respectively, at a variable rate of 2% above the bank's prime rate. Both agreements are secured by all assets of the Company and contain restrictive covenants. At September 30, 1998, the term note balance was $300,000.

   The agreement for the line-of-credit and the term note contain restrictive covenants, the most significant of which require the Company to 1) maintain certain levels of net worth, as defined; 2) maintain certain levels of working capital; and 3) maintain a certain level of total liabilities to net worth. The Company was in compliance with the covenants at September 30, 1998. However, there can be no assurances that these covenants will be attainable on an ongoing basis. Any noncompliance gives the bank the right to exercise its remedies under the loan agreements, including but not limited to acceleration of repayment and repossession of collateral.

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

   NOTES PAYABLE CONSISTED OF THE FOLLOWING:

                                                                           September 30,      December 31,
                                                                               1998              1997
                                                                            (unaudited)
                                                                            -------------     ------------
Convertible subordinated notes payable. Interest at the prime rate plus
  2% (prime was 8.5% at September 30, 1998 and December 31, 1997, respectively); due August 29, 1998; paid in connection with
  the Company's initial public offering (Note 14).                            $        -       $  699,984



Subordinated note payable with detachable warrants.  Interest at the prime rate plus 2% (prime was 8.5% at September 30, 1998 and at
  December 31, 1997, respectively); the warrants allow the
  Noteholders to purchase up to 166,667 shares of common stock for $1.00 per share at any time prior to August 27, 1998 (Notes
  9 and 15); paid in connection with the Company's initial public
  offering (Note 14).                                                                  -          500,000


Subordinated note payable with detachable warrants. Interest at the rate of 15%; the warrants allow the noteholders to purchase up to 350,000 shares of common stock until May 18, 2000 at a price
  of $0.20 in the first year and $0.23 in the second year. (Note 9).             500,000                -


 Term notes payable.  Payments of $60,000 quarterly including interest at prime rate plus 2% (prime was 8.5% at September 30, 1998 and
  December 31, 1997, respectively).  Secured by all assets of the
  Company.                                                                       300,000          490,000


Unsecured notes payable.  Principal payments of $7,500 per month
  plus accrued interest at the rate of 9% per annum.                              86,450                -
                                                                               ---------       ----------
     Total                                                                       886,450        1,689,984
Unamortized discount                                                             (46,347)         (36,000)
Less current maturities                                                         (326,450)      (1,413,984)
                                                                               ---------       ----------
Long term portion                                                             $  513,653       $  240,000
                                                                               =========       ==========

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

5. LEASES

   The Company leases building space under an operating lease. Total rent expense was approximately $93,000 and $221,000 for the nine months ended September 30, 1998 and 1997, respectively. The lease expired on December 31, 1996, and the Company is currently leasing the space on a month-to-month basis.

6. EMPLOYEE SAVINGS AND RETIREMENT PLAN

   The Company has a 40l(k) Employee Savings and Retirement Plan (the "Plan"), a defined contribution plan, covering substantially all employees under which the Company matches 50% per dollar of employee contributions up to 4% of the employees' eligible compensation. The Plan also allows for additional discretionary employer contributions. Total expense for this Plan was $0
   (zero) and $11,000 for the nine months ended September 30, 1998 and 1997, respectively. The Company discontinued employer matching in April 1997.

7. RELATED PARTY TRANSACTIONS

   The Company has an agreement with a stockholder under which it annually pays royalties in the amount of 2% of qualified sales or $150,000, whichever is the lesser amount. The total royalty expense was $17,790 and $31,695 for the nine months ended September 30, 1998 and 1997, respectively.

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


10.  SALES

              Three Months Ended September 30,     NINE MONTHS ENDED SEPTEMBER30,
                 1998                  1997           1998              1997
                        (unaudited)                         (UNAUDITED)
                        -----------
              ----------------------------------   ---------------------------------------
U.S.           $   315,000            $  389,000   $    627,000          $  1,226,000
Germany            846,000                90,000        911,000               155,000
Japan               35,000                63,000        107,000               135,000
Netherlands        101,000               113,000        400,000               412,000
Other              184,000               128,000        507,000             1,000,000
               -----------            ----------   ------------          ------------

Total sales    $ 1,481,000            $  783,000   $  2,552,000          $  2,928,000
               ===========            ==========   ============          ============

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

    During the second quarter of 1997, the Company awarded options, all of which were exercised, to purchase 738,800 shares pursuant to this plan. According to the terms of the employee share purchase program, the stock vests incrementally over 18 months and is held in escrow until vested and the attributable portion of any outstanding note is paid. Of the total shares purchased under this plan, 380,516 were forfeited as of September 30, 1998 pursuant to the vesting provisions. A total of approximately $46,514 will be charged to compensation expense over the 18 month vesting period for the 124,039 shares issued with recourse notes based upon the purchase price of $.45 per share and a market price of $.83 per share. The options exercised with non-recourse notes are treated as a variable plan. Compensation expense will be recorded over the 18 month vesting period for the 384,316 shares issued with non-recourse notes, computed as the difference between the $.45 per share purchase price plus accrued interest, and the current market price which at the time of issuance was $.83 per share. As of September 30, 1998, 303,709 shares were vested and the balance on the notes receivable was $143,336. Total stock based compensation expense for the nine months ended September 30, 1998 included in general and administrative expense was $12,657.

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

   During the year ended December 31, 1997, the Company granted options to purchase 1,284,101 shares of common stock at $1 per share under the April 1997 Plan. Of these shares, 741,621 vest 50% upon grant of the options and 50% one year thereafter provided that the employee continues in the employment of the Company, except if the employee is involuntarily terminated without cause prior to the expiration of the one year vesting period, in which case the 50% vested upon grant is guaranteed. None of the options have been exercised and 967,111 remain outstanding as of September 30, 1998 after taking into effect the cancellation of 316,990. In August 1998, the Company reset the exercise price to $0.31 with regulatory approval for 937,194 of these options.

   During 1998, the Company granted options to purchase 240,833 shares of common stock at $0.31 per share under the April 1997 Plan. None of these options have been exercised and remain outstanding as of September 30, 1998.

13. LITIGATION

   The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

14. INITIAL PUBLIC OFFERING

   Effective February 1998, the Company completed an initial public offering of 3,500,000 shares of common stock at a price of $1.00 per share on the Vancouver Stock Exchange. The net proceeds of the offering to the Company, after deducting the underwriters' fee and other expenses of approximately $1,038,000, were approximately $2,462,000. Approximately $1,164,000 of the proceeds was used to satisfy debt outstanding as of December 31, 1997 with the remainder used for working capital purposes.

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

   Other notes aggregating $500,000 were due within 15 days of the completion of the Canadian public offering. Concurrently with the issuance of these notes the noteholders received warrants allowing the holders to purchase up to 166,667 shares of common stock at any time prior to August 27, 1998 at $1.00 per share. These notes were retired upon completion of the IPO and the associated warrants expired unexercised as of August 27, 1998.

                                    ******

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the selected financial data and the financial statements and notes thereto filed herewith.

The statements contained in this report, if not historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. These risks and uncertainties include, among others, the level and rate of growth in the Company's operations, the capital requirements of Symplex and the ability of the Company to achieve earnings per share growth through internal investment, strategic alliances, joint ventures and other methods. The success of the Company's business operations is in part dependent on factors such as the effectiveness of the Company's sales and marketing strategies to reengage with its Datamizer install base, the appeal of the Company's family of products, the Company's success at entering into and collaborating with others to create effective strategic alliances and joint ventures, general competitive conditions within the telecommunications market and general economic conditions. Further, any forward looking statements speak only as of the date on which such statement was made, and the Company undertakes no obligation to update any forward looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events. Therefore, forward looking statements should not be relied upon as a prediction of actual future results.

RESULTS OF OPERATIONS


Three Months Ended September 30, 1998 Compared to Three Months Ended September
------------------------------------------------------------------------------
30, 1997
--------

Net Sales: Net sales for the three months ended September 30, 1998 totaled $1,480,862 as compared to $783,198 for the same period in 1997. The increase of $697,664, or 89%, can be attributed to (i) a renewed emphasis on compression technology products worldwide with Datamizer sales up $894,304, or 221%, (ii) a decline in worldwide DirectRoute product sales of $196,640, or 52%, (iii) an increase in European revenue of 261% while North America and the Pacific Rim experienced revenue declines of 19% and 46%, respectively, and (iv) negligible sales returns for quarter three 1998.

The gross margins for the three months ended September 30, 1998 were $933,919, or 63.1%, as compared to $404,116, or 51.6%, for the comparable period in 1997. This 11.5% increase is attributable to revenue volume increase, healthy margins on Datamizer products that represented a higher percentage of total quarterly revenue and negligible sales returns.

Research and development expenses: Research and development expenses for the three months ended September 30, 1998 were $173,146 compared to $285,925 for the third quarter of 1997. This $112,779 favorable decline results primarily from reduced payroll and related benefit expenses.

Sales and marketing expense: Sales and marketing expenses for the three months ended September 30, 1998 were $299,719 as compared to $634,119 for the comparable three-month period in 1997. This $334,400 decrease is attributable primarily to a reduction in payroll and related benefits and marketing costs, offset by an increase in commission expenses.

General and administrative, engineering and service expenses: General and administrative expenses for the three months-ended September 30, 1998 were $276,213 as compared to $313,977 for the similar period in 1997. The $37,764 decline resulted from decreases in the stock option compensation expense, rent and payroll, offset by an increase in professional fees. Engineering expenses for the three months ended September 30, 1998 were $79,310 as compared to $64,324 for the comparable period in 1997. This $14,986 increase resulted primarily from incremental prototype development expenses. Service expenses for the three months ended September 30, 1998 were $57,055 as compared to $72,642 for the comparable period in 1997. This $15,587 decline resulted from reduced payroll and related benefit expenses.

Net Loss: The Company reported a net loss of $8,789 for the three months ended September 30, 1998 as compared to a net loss of $995,737 for the comparable period in 1997. The continued decline in the quarterly loss results from double-digit revenue growth, negligible sales returns, improved product margins from an increased revenue mix of higher margin Datamizer products and significant reductions in operating expenses.


Liquidity and Capital Resources
-------------------------------

From quarter to quarter in 1998 and as compared to the corresponding nine-month period in 1997, Symplex has experienced a significant decline in losses during the first nine months of 1998. The Company financed its nine months of 1998 operating losses principally through the first quarter 1998 initial public offering proceeds of $3,500,000 ($1,295,515 after expenses and repayment of debt) and a second quarter debt financing of $500,000.

Cash utilized in operating activities for the nine months ended September 30, 1998 was $1,495,985 as compared to $2,913,514 in the corresponding period of 1997. Cash generated by financing activities through September 30, 1998 totaled $1,667,008 as compared to $3,098,727 in the corresponding period of 1997. The source of these funds in 1998 was the previously mentioned initial public offering proceeds of $3,500,000 before expenses, debt financing of $500,000, offset by payments of bank borrowings of $61,233 and the reduction in bridge financing of $1,199,984 repaid at the time of the initial public offering.

The Company's cash resources have been adversely impacted by the first quarter 1998 revenue decline but have improved in quarter two and three 1998 as a result of double-digit revenue growth, operating expense reductions and product margin improvements. The accounts receivable turnover at September 30, 1998 was 4.2 times annually or approximately 87 days to collection while inventory turnover was 1.9 times annually or approximately 196 days in inventory. Management anticipates that the receivable and inventory turnover ratios will continue to improve in the fourth quarter of 1998.

At September 30, 1998, Symplex had borrowings of $438,767 against its $500,000 line of credit agreement. In addition, Symplex has outstanding bank debt of $300,000 under a long-term agreement. The term note matures December 31, 1999 and has five remaining quarterly payments of $60,000 each. Both the term agreement and the line of credit require interest payments at the variable rate of 2% above the bank's prime rate. Both agreements are secured by all the assets of the Company and contain restrictive covenants. The Company has from time to time been in default of certain financial tests provided for in the bank agreement and the bank on at least two previous occasions waived these defaults. The Company has re-negotiated the covenants and was in compliance as of September 30, 1998. There can be no assurance that compliance with these covenants will be attainable on an ongoing basis. Any noncompliance gives the bank the right to exercise its remedies under the loan agreements, including but not limited to acceleration of repayment and repossession of collateral.

As of September 30, 1998, the Company's principal sources of liquidity were cash of $179,287 and trade receivables of $1,255,691. The stockholders' equity at September 30, 1998 totaled $320,184 as compared to a stockholders' deficit of $836,961 at December 31, 1997. At September 30, 1998, the Company had a working capital surplus of $586,681 as compared to a working capital deficit of $1,504,285 at December 31, 1997.

The Company has generated operating losses through September 30, 1998 at a consistently declining rate and anticipates that the second-half of 1998 will generate nominal net income. In order to meet its operational objectives and performance expectations in 1999, Symplex has entered into an agreement with an investment banker to undertake a U.S. private placement of 3,000,000 newly created preferred shares of the Company at a purchase price of U.S. $1.00 per share. The private placement and the alteration of the Company's current authorized share capital by creating a class of preferred shares is subject to existing shareholder and regulatory approvals. A shareholders meeting for that purpose has been scheduled for early December 1998. The private placement is expected to be completed by December 31, 1998. In the opinion of management, if the offering generates net proceeds of at least $2,750,000, the proceeds from the offering, the existing sources of liquidity and the funds generated from future operations will be sufficient to meet the Company's short-term projected working capital and other cash requirements assuming implementation of the operating objectives and attainment of certain revenue expectations. As the Company will require additional debt or equity financing to satisfy its long-term working capital and other cash requirements, Symplex will continually evaluate the availability and appropriateness of various methods of securing additional financing. There can be no assurances that the Company will seek or successfully obtain additional debt or equity financing including the private placement previously mentioned, or that such financing would not result in substantial dilution to current shareholders. If the Company is unable to raise sufficient additional capital by year-end 1998, its ability to expand operations, accelerate product development and continue to generate revenue growth may be adversely impacted.


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

The Company has recently examined its products and internal administrative systems for year 2000 issues. As a result of that review, the Company has determined that no significant modifications will be required to make their systems year 2000 compliant and does not expect that any modifications required will have a material impact on its business, operations or financial condition. The Company continues to assess the year 2000 compliance of its principal vendors and contractors, and expects to complete such review by the end of 1998. Of the parties contacted thus far, all have indicated they are year 2000 compliant. There can be no assurance that the systems of other companies that interact with the Company will be sufficiently year 2000 compliant so as to avoid an adverse impact on the Company's operations, financial condition and results of operations.

                          PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     Included as exhibits are the items listed on the Exhibit Index.

(b)  Reports on Form 8-K.

     The Company filed no reports on Form 8-K during the three months ended September 30, 1998.



                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SYMPLEX COMMUNICATIONS CORPORATION

Date: October 28, 1998      By: /s/ Gary R. Brock
                                -----------------
                                   Gary R. Brock
                                   President, Chief Executive Officer
                                   (Principal Executive Officer)

Date: October 28, 1998      By: /s/ Thomas Radigan
                                ------------------
                                   Thomas Radigan
                                   Chief Financial Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number    Description                                                   Page No.
--------------------------------------------------------------------------------

3.1 Certificate of Incorporation of the Company, as amended by Agreement of Merger by and between the Company and Symplex Communications Corporation, a California corporation.(1)

3.2       Bylaws of the Company. (1)

4.1       Form of Certificate of Common Stock.(2)

4.2 Form of warrant granted to holders of convertible promissory notes ("Note Conversion Warrants").(3)

4.3 Form of warrant granted to Canaccord Capital Corporation and C.M. Oliver & Co. ("Underwriter Warrants").(3)

4.4       Form of warrant granted to Opus Capital, LLP ("Opus Services
          Warrant").(3)

4.5       Form of warrant issued to May 1998 private lender.(4)

10.1 Symplex Communications Corporation Amended and Restated Nonstatutory Stock Option Plan.(1)

10.2      Symplex Communications Corporation IPO Stock Option Plan.(1)

10.3 Letter Agreement dated March 6, 1997 between the Company and George Brostoff.(1)

10.4 Letter Agreement dated February 12, 1997 between the Company and Opus Capital, LLP.(1)

10.5      Manufacturing Services Agreement dated July 5, 1995 between the
               Company
          and IEC Electronics Corp.(1)

10.6 Restructure Agreement dated March 25, 1997 between the Company and Michigan National Bank.(1)

10.7 Business Loan Agreement and Addendum to Business Loan Agreement, each dated March 25, 1997, between the Company and Michigan National Bank.(1)

27.1      Financial Data Schedule.

_______________________________
(1) Incorporated by reference from the Company's Registration Statement on Form 10-SB filed May 30, 1997.
(2) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.
(3) Incorporated by reference from the Company's Current Report on Form 8-K dated February 11, 1998.
(4) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998.