Form 10KSB
period 1998-12-31
SYMPLEX COMMUNICATIONS CORP
filed 1999-03-22
CIK 1039920

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


     FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDING DECEMBER 31, 1998

                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
          _______________________________TO___________________________________


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

Registrant's telephone number including area code: (734) 995-1555

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The Registrant's operating revenues for its most recent fiscal year was:
$4,352,402.

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as of a specified date within the past 60 days:

    $5,084,826 as of February 26, 1999

As of February 26, 1999, 8,483,968 shares of Common Stock and 1,224,490 shares of Common Stock Equivalents (resulting from potential conversion of Preferred shares to Common, see Item 7. Note 15 and Item 11), $.01 par value, were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: None


Transitional Small Business Disclosure Format:   Yes______    No  X
                                                                -----

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

Compression                        A technique to reduce the overall number of
                                   bits needed to transmit information so as to permit more signals to use the same channel.
                                   A technique for reducing the bandwidth
                                   necessary to carry information signals.

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

frame relay                        An interface standard that defines how
                                   computing devices connect to a data network that is optimized for the transmission of data packets. Frame relay shifts responsibility for the integrity of the data away from the network and onto the end computing devices.

Host A computer connected to a network that provides services to other computers. A host computer is generally, but not necessarily a mainframe.

Hub Hubs are boxes that connect and funnel network wiring, and are among the most widely used types of networking hardware. Hubs enable fault-tolerant interconnect of loops by centralizing the wiring and allowing loop operations and recovery even if nodes fail.

IP Internet Protocol. A set of rules used by data communications devices to exchange data among networks or computer systems. The Internet Protocol permits dissimilar networks to communicate.

Integrated Services Digital        A switched digital communications network
Network (ISDN)                     that uses internationally recognized
                                   standards to transmit data, voice and images over digital lines.

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

Corporate History

     Symplex Communications Corporation ("Symplex" or "the Company") is a Delaware corporation based in Ann Arbor, Michigan. It was formed on February 28, 1997 through the merger of a California corporation of the same name that was incorporated and commenced business in 1982, into Symplex Acquisition Corporation, a Delaware corporation formed in November 1996 for the sole purpose of implementing the merger. In connection with the merger, Symplex Acquisition Corporation changed its name to Symplex Communications Corporation. In this Report, all references to "Symplex" or "the Company" include references to the predecessor California corporation. On February 11, 1998, the Company completed its initial public offering in British Columbia, Canada (the "Canadian IPO"), selling 3,500,000 shares of Common Stock at a price to public of $1.00.

     The Company has experienced annual losses since 1993, and by the last quarter of 1996 the Company had eroded its accumulated earnings and was fully extended on its bank line of credit. Being in need of and with a view to a fresh infusion of capital to enable it to continue in business, the Company undertook a comprehensive review of its financing, management and organizational structure, and its product development and marketing and sales strategies. This resulted early in 1997 in the development of a new financing and operating plan, and the reconstitution of the board of directors and senior management. The senior management was either hired or promoted to their current positions after February 1997. Gary R. Brock, the President and Chief Executive Officer, assumed his position on May 27, 1997, and Thomas Radigan, the Chief Financial Officer, has been with the Company since February, 1997. Andy Brzozowicz was promoted to Vice President of Worldwide Sales in March 1998. Don Holland, the Director of Engineering, was promoted to that position in November 1997.

BUSINESS OF THE COMPANY


     Symplex designs, develops, manufactures and markets custom Internet solutions for remote access communications switching and connectivity devices with value added features such as data compression that enhance the performance of existing LANs and WANs and their connectivity to the Internet. The Company's products facilitate migration to cost effective communications networks such as frame relay and ISDN. The Company's switches and compression platforms are based on a distributed and modular architecture that currently combines WAN switching, compression and routing in a single product family. Symplex products support LAN, client server and host-based applications with the ability to switch and compress data onto the Internet or private networks.

     The Company has traditionally offered two internetworking product lines. "Datamizer", first introduced in 1983 and currently in its sixth generation, with Datamizer 6 commercial release scheduled in the first quarter of 1999. Datamizer is principally a series of network products facilitating high-speed data transmission. Datamizer units have been installed worldwide, and for the twelve months ended December 31, 1998, Datamizer revenues were approximately $3,891,000. DirectRoute, first introduced in October 1994, consists of a wide range of ISDN WAN access switches. In the twelve months ended December 31, 1998, DirectRoute products have generated revenues of approximately $461,000. A second generation of DirectRoute products, RO-2, is under development with commercial release of the product currently scheduled for the first quarter of 1999.

     Symplex products have been purchased by a broad variety of enterprises, including Digital Equipment Corporation, Dow Chemical Co., Hewlett-Packard, IBM Corporation, Eastman Kodak Co., The Coca-Cola Co., Goodyear Tire & Rubber Co., Metropolitan Life, Rockwell International, Merrill Lynch, Deutsche Bank AG, Daimler-Benz AG, and Matsushita Corporation. The Company's strategy is to provide custom network solutions to these Symplex customers utilizing the Datamizer product line, and enhance such customers' current installed networks.

     In North America, Symplex markets and sells its products to organizations with a requirement for internetworking and data compression technology, through direct sales, distributors and resellers. The Company also has an office in the Netherlands to support European sales. The Company has entered into non-exclusive distribution agreements covering a variety of geographic regions in Asia (including Japan, Malaysia, and Taiwan) and Europe (including the United Kingdom, Germany, Belgium, and the Netherlands), and in selected marketplaces in South and Latin America.

     The dominant part of the Company's product revenues has been generated outside North America. In the two fiscal years ended December 31, 1998 and 1997, foreign sales, as a percentage of total product revenues, were approximately 82% and 60%, respectively. In late 1998, the Company has refocused its North American direct sales force toward providing a wide range of custom solutions of Internet access devices. These sales and marketing efforts are directed principally to multinational corporations headquartered in the United States and Europe. In addition, the Company has been enhancing its technical, marketing and sales support programs for foreign customers and distributors, worldwide. There can be no assurance, however, that any of these steps will be successful in increasing worldwide sales.

     The Company's North American headquarters are located in Ann Arbor,
Michigan.


INDUSTRY BACKGROUND

     General

     The Symplex family of products is designed to respond to a need that originates in several major trends over the past decade which have affected the computer and communications industries generally.

     The first trend has been the growth of distributed computing. Traditional "mainframe" computing systems, based on closed, centralized, expensive, relatively uniform and proprietary computer hardware and software, have been displaced by decentralized server and PC based computer systems, with differing operating systems, and often connected in either or both local area networks ("LANs") and wide area networks ("WANs"). This shift in emphasis to "distributed computing" created a demand for seamless internetworking across geographically dispersed areas among differing computer operating systems, both within organizations and in their connections to external networks. Initially, this was achieved by using dial-up modems through the public telephone lines. These operated slowly, however, leading to the leasing of dedicated telephone lines that had to be paid for whether or not used.

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

     The third trend has been the dramatic growth in the Internet, an open global network of interconnected individual, commercial, educational and governmental computer networks using TCP/IP as a common communications protocol. Internet access providers can now provide reliable, high quality and relatively low-cost access to the Internet across a range of bandwidths. Router-based networks, however, lacked the ability to switch communications vehicles. This made it necessary to divide networks into separate and relatively inflexible segments, and this in turn limited flexible and cost-efficient access to Internet and Intranet information. In addition, as is evident from the recent Internet failures resulting from demand overload, there is a need for routed networks to implement automatic failure recovery systems and to cost-effectively compress data so as to utilize network bandwidth more efficiently and cost effectively. There is also a demand for remote access intelligent switching systems to retrieve and collect data throughout an enterprise and to support branch offices, power users and mobile users.

     These developments have led to an increase in demand for both switched LAN and WAN networking components. In response, network carriers in the United States, such as AT&T Corporation ("AT&T"), MCI WorldCom Inc., Sprint Communications Company and the regional Bell operating companies ("RBOCs"), and numerous international carriers, have introduced switched digital network services which allow users to access end-to-end digital circuits on an as-needed basis, similar in concept to making a standard telephone call. These services typically have data rates of 56 Kbps, 64 Kbps or 128 Kbps, with other rates available in limited areas.

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

     It has recently been independently estimated in Data Communications, a leading industry trade publication, that worldwide spending on networking products and services in 1997 was approximately $180 billion, up 21% from the previous year total of $149 billion. The United States accounted for approximately 57% of the worldwide market, or $103 billion. It was also estimated that the comparable figures for 1999 will be $217 billion globally and $123 billion in the United States, representing increases of 21% and 19%, respectively, over 1998. The most significant factor influencing these increases can be attributed to the need for Internet access.

     In relation to the market segments currently addressed by Symplex products and services, the same independent industry report gave the following global revenue estimates for the years 1997 and 1998, and projections for 1999:



                                                                1998 growth    1999 revenues
                             1997 revenues    1998 revenues        rate         (projected)      1999 growth rate
Product                      ($ millions)      ($ millions)         (%)         ($ millions)      (projected) (%)
Remote access                   2,918             3,384              16             4,332             28
Frame relay switches and
 access devices                  888              1,025              33             1,209             34
Multiplexers                    1,335             1,315              -1             1,289             -2
Routers                         5,896             6,394               8             6,970              9

     In 1992 the Company anticipated that the multiplexer market in which Datamizer IV is sold would contract, and accordingly developed the DirectRoute product family to address the remote access, frame relay and multiprotocol gateway markets. Additionally, the scheduled release of Datamizer 6 specifically addresses the increased use of frame relay and multi-national connections using routers. Moreover, the Company expects to leverage and address its installed base of Datamizer customers who are moving from traditional leased-line point-to-point networks to multipoint frame relay networks using both the public and private networks.

     Symplex, consistent with most industry experts, expects decreasing gross margins in both the multiplexer and low-end access markets to which the low-end DirectRoute product is addressed. The Company's strategy is to continue to emphasize the development of high end DirectRoute products for the frame relay, remote access and routing markets which generate margins of approximately 46%, and Datamizer products for the frame relay and multiplexer markets which currently offer margins greater than 60%. See "Management's Discussion and Analysis."

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

     Examples of such applications include remote LAN access and telecommuting applications, integrated access, and dedicated network back-up. Backbone networks are being extended beyond the dedicated digital circuit boundaries to include remote offices, telecommuters, vendors and customers. Cost effective remote LAN access requires solutions whose duration, database operations, ability to reach multiple destinations, capacity for file transfers and other applications are flexible enough to meet the application needs of a diversity of users. Many large organizations now use dedicated digital circuits for their private networks. Integrated access technologies can be combined to result in an overall reduction in the cost of these networks. Switched digital networks can also provide a complementary service to existing dedicated networks. Communications equipment that provides not only bandwidth-on-demand but also high performance, secures interoperability with existing routers and hub networks, permits established networks to increase capacity during periods of peak load, and provides back-up and disaster coverage of the corporate network to areas previously proven uneconomical when served by a dedicated private line.

     The Company's Focus: Switched Network Access and Bandwidth Enhancement

     The Company's business is focused on both dedicated links and the "switched network access" segment of the internetworking industry. Symplex products are utilized for large enterprise networks and remote LAN access, integrated access and digital network extensions. The technologies involved are designed to enhance current infrastructures such as frame relay networks and point-to-point links, utilizing switched public networks such as ISDN by providing higher throughput and reliable and secure network access for both the enterprise customer and individual users. In addition, the Company's earlier success in marketing earlier generations of the Datamizer product has created an installed base of satisfied customers and channel partners. Symplex intends to focus on this installed base and seek to penetrate these customers with Datamizer V & 6. To encourage sales of Datamizer V & 6 the Company has made available to its existing Datamizer customers an upgrade and trade-in option. Datamizer IV units taken in exchange for Datamizer V & 6 units are being refurbished and resold to customers with a need for the narrower bandwidth application, principally in South and Latin America. Symplex also intends to direct a focused marketing effort to the introduction of Datamizer 6 to its WAN compression channel partners. The Company is developing a series of custom features and products designed specifically to address existing customer infrastructures and Internet applications with commercial release scheduled throughout 1999.

PRODUCTS AND TECHNOLOGY

     Symplex designs, manufactures and sells two core technology platforms. The DirectRoute product line addresses Internet access, routing and switching access systems; and the current Datamizer product line provides statistical and inverse multiplexing and compression technology connected to private and/or public networks to enable customers to utilize leased line networks more effectively. The Company's product development staff consists of a Director of Engineering, three software engineers, one hardware engineer and three test and support engineers.

     DirectRoute

     DirectRoute products are stand-alone hardware and software units, which enable a Local Area Network ("LAN") to efficiently route and switch data and communications to enterprise-wide, networks ("WANs") and the Internet. The DirectRoute product line, on which Symplex's development expenditures to date aggregate approximately $11,000,000, offers a platform for WAN switching and routing functionality, and combines dynamic scalable bandwidth and connection-oriented internetworking with switched digital telecommunications services such as ISDN. The DirectRoute product family ranges from entry level, branch office installed solutions to flexible, robust solutions for the corporate backbone. While certain versions of DirectRoute can be used for telecommuting and Internet access, the product line has been positioned initially as a flexible WAN access switch giving high performance LAN-to-LAN connectivity. Currently, the platform incorporates ethernet connectivity via frame relay, dedicated ISDN, and traditional leased line WAN services. Through the utilization of switched digital services, DirectRoute allows LANs to communicate with one another quickly, efficiently and cost effectively. The product architecture allows LAN users to access remote sites easily.

     DirectRoute products combine a number of performance enhancing features embodying Symplex's proprietary technologies. They allow up to 10 remote office users to connect via DirectRoute using a single IP address; minimize the amount of needless "chatter" in the WAN thus eliminating lines which are left connected but are not actually transmitting data; and automatically open and close lines to ensure maximum utilization and minimum cost of each open line. DirectRoute also uses bandwidth management to optimize the connections that are open to meet customers' specific networking goals, whether by reducing cost through optimal line usage or increasing performance through maximum throughput, and has built in, easy to control network security functions and network management software.

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

     DirectRoute products can be used with existing networking software and equipment. They can therefore be incorporated into existing leased line router-based networks to add functionality, flexibility and an alternative transmission mode. New locations unable to cost effectively connect to an existing network backbone can be linked through a DirectRoute unit. DirectRoute can also be added to sites which are running out of bandwidth on an existing leased line to reduce overall transmission costs and increase the performance of the entire network, obviating the need to add additional leased lines.

     Large complex internetworking on-line services have from time to time experienced severe outages due to an inability to provide instantaneous, high-speed recovery systems. Currently, manufacturers offer DSU/CSU recovery at 56Kbps for networks that are using speeds up to 45 Mbps. DirectRoute provides a lower cost, high performance alternative through a proprietary network recovery technology, with recovery speeds from 128 Kbps to 2.048 Mbps. This technology permits DirectRoute to transparently monitor the health of network connections via the ethernet and backup the network.

     Finally, DirectRoute does not require lengthy set-up time since all initialization functions are built into the unit. The user simply answers five basic questions to make DirectRoute operational.

     The next generation of DirectRoute, RO-2, is currently scheduled for commercial introduction in the first quarter of 1999.

     The DirectRoute RO-1and DR-1 products have suggested end-user prices ranging from $599 to $995 depending on the model, volume and upgrades.

     Datamizer

     Datamizer was developed by Symplex in 1983 to respond to user requirements for higher performance over existing transmission links. Datamizer products are bandwidth enhancers that can increase the throughput of existing WAN links or be used to maintain throughput of an existing link with a more efficient configuration. They achieve high-speed transmission by taking advantage of proven data communications technologies, including inverse multiplexing, statistical multiplexing, data compression and automatic link restoration. The fifth generation Datamizer, Datamizer V, which includes the functionality, feature set and performance of DirectRoute and the functionality and data compression capability of Datamizer, was commercially released at the end of the third quarter of 1997. The sixth generation Datamizer, Datamizer 6, will include the same features as Datamizer V plus additional ports and encryption. technology. Datamizer 6 is scheduled to be commercially released in the first quarter 1999. Datamizer units have been installed worldwide, many in Fortune 1000 environments. Total development expenditures on the Datamizer product family to date aggregate approximately $8 million.

     Inverse multiplexing enables multiple lower-speed links to be combined for transmission to the same location. Statistical multiplexing enables multiple data inputs to be sent over the same link, thus reducing the need for more circuits. Link restoration software enables a link failure or decrease in link performance to automatically force the creation of a second or backup link.

     Datamizer IV was first shipped in 1992, and supports data compression on point-to-point connections at speeds up to 512 Kbps. It is an open-ended scalable platform with upgradeable performance enhancements, snap-in interfaces and reconfigurable ports.

     Datamizer V extends the WAN access capabilities to full T1/E1 speeds (up to 2 Mb), and provides data compression. It will also be compatible with the most recent advances in frame relay technology. While frame relay networks allow companies to use the public infrastructure to access information rather than building costly point to point leased line routed networks, Datamizer V is designed to avoid the cost of higher speed connections, providing significant cost savings while enhancing overall network reliability. Symplex considers that the biggest potential market for Datamizer V is multinational corporations using international public networks. The Company also expects to be able to leverage market access with its large installed base of Datamizer II and IV customers who are moving to frame relay networks.

     The Datamizer V products have suggested end-user prices ranging from $5,495 to $6,995 depending on the model, volume and upgrades. Datamizer 6 products have suggested end-user prices ranging from $6,995 to $7,495.

BUSINESS STRATEGY

     The Company's principal business objective is to establish itself as a leader in the development, distribution and support of high performance remote access communications switching systems and data compression devices to enhance the performance of existing LANs, WANs and Internet connectivity.

     There are seven broad elements to the Company's product development, marketing and sales strategies:

     1. Successfully complete the introduction of Datamizer 6 to the Symplex customer base

     Datamizer IV, released in 1992, was the last Datamizer product announced until the Datamizer V became available in the third quarter of 1997. The Datamizer customer base and distributor network has more than 15 years of experience with the

Datamizer product line, but not having seen enhancements, upgrades, or new feature announcements since 1992, requires a reintroduction to the features, advantages and benefits of Datamizer V and Datamizer 6. The upgradability of this base to Datamizer 6 represents immediate, short-term incremental revenue potential to Symplex when Datamizer 6 becomes available in the first quarter of 1999. Moreover, to encourage sales of Datamizer 6, the Company has made available to its Datamizer IV customers an upgrade and trade-in option. Datamizer IV units taken in exchange for Datamizer 6 units are being refurbished and resold to customers with a need for the narrower bandwidth application, principally in South and Latin America.

     2.    Complete development and commercial release of RO-2

     In the short term, Symplex plans to complete the development and initial introduction of the next generation of its DirectRoute product line, currently scheduled for the first quarter of 1999.

     3.    New Product Rollout and Incremental Inventory

     Symplex intends to continue to invest in product development with a view to enhancing and adding to its current product portfolio. The development effort consists of (i) establishing broad product requirements and specifications, (ii) developing specific functional specifications based on market knowledge and customer feedback, (iii) developing design documentation, (iv) performing design review to verify product requirements, (v) fabricating and testing a product prototype, and (vi) commencing production, building inventory, and delivery.

     Symplex plans to develop and integrate its core competency by continuing to enhance its existing product lines through development of switching devices incorporating industry standards and integrated on a single platform with the Company's compression technology.

These technologies include:

Internet Access. The next generation of DirectRoute will enhance internet connectivity for the home and small office. The follow-on to the RO-1 product, currently scheduled for availability in the first quarter of 1999, will provide increased processing, connectivity, performance and enhanced software to improve security, firewalls, NAT, secure tunneling and initiate free WAN access.

Switching. Symplex's current and future platforms are based on an innovative, scalable IP switching and routing architecture. Since IP is now an industry standard protocol for both enterprise and Internet networks, and is the basis for radically changing the cost, function and performance of Internet Exchanges
(IX), Network Access Points (NAPs), and enterprise networks, Symplex intends to continue with its open systems architecture, which allows for interoperability with all major internetworking vendors including Lucent, Nortel, Cisco Systems, Digital, and 3Com.

Lucent, IBM, and 3Com have formed an alliance to promote IP switching platforms. This legitimizes the path that Symplex is pursuing, and allows the Company to innovate by providing the combination of software with switching hardware without the cost of special purpose "IP Hardware."

This architecture differs from that currently used by most competitors which requires either expensive IP hardware to be built into the switches or slow and cumbersome routing software be installed into the switches. IP optimized switching allows customers to build innovative IP networks that interoperate with their current vendors by providing higher performance at lower cost than traditional network hardware providers such as Lucent, Nortel, Cisco, Digital, or 3Com.

Routing. Routing is a technology which is implemented into devices such as routers, bridges and switches, and permits them to choose the best route between two networks when there are multiple paths between them, by dividing the networks into segments, with only traffic destined for a particular segment
being routed to it.   This core technology is paramount in building complex,
scalable, and flexible networks.

IPV6. Due to its commitment to open standards architecture, Symplex expects that RO-2 will be among the first products capable of interfacing with the equipment of other vendors using Internet Protocol Version 6 ("IPV6"), a new standard developed to facilitate a solution to the problem of the limited availability of Internet addresses.

Secure tunneling. Secure tunneling allows companies to utilize the Internet as a backbone technology while providing secure tunneling from their facilities to other company locations. It uses both firewall and other software to initiate secure paths across the Internet. RO-2 will include secure tunneling technology, a feature which is expected to give Symplex immediate access to Internet Service Providers (ISP) due to existing demand from corporate network users.

     4.    Developing Alliances with Third Parties

     The cost of technology development is high and market conditions are constantly changing and evolving. Because Symplex has, in comparison to some of its major competitors, relatively fewer resources, it plans to seek out and license third party technology to round out its product lines and fill product gaps. An example would be to license worldwide the Company's low-end Datamizer or DirectRoute products to a local original equipment manufacturer with a cost effective sales channel, who will be able to benefit from the addition of such a product to their product portfolio. Symplex will also seek to expand its own product portfolio through licensing or other arrangements with suppliers of such products. The Company is currently engaged in discussions with a number of potential original equipment manufacturers and suppliers of complementary products.

     5.    Expanding and Strengthening Sales and Marketing Team-Worldwide

     With a view to reaching its potential North American and international markets effectively, Symplex plans to strengthen and expand its sales and marketing effort by increasing its direct and indirect sales force. As of December 31, 1998, the Company had, in addition to the Vice-President, Worldwide Sales, 1 sales representative, 1 Director of Marketing, 2 marketing support representative, 3 sales support personnel in its European office, 1 full-time sales consultant responsible for South and Latin America and 4 field service engineers. The Company has selling partners in Australia, Singapore, Europe, South America, the United States and elsewhere. Growing market acceptance of the Datamizer V, and the planned introduction of Datamizer 6 and RO-2 in the first quarter of 1999 may necessitate the hiring of additional sales representatives, European sales professionals, and sales consultants, most likely in mid-year 1999.

     6.    Managing Expenses Effectively

     During 1998, Symplex experienced its first revenue increase since 1993. During the fiscal years ended December 31, 1994, 1995, 1996, and 1997 Symplex's annual revenue constantly declined, being $10.9 million, $9.4 million, $6.1 million, and $3.9 million, respectively. The revenue decline was most acute in the Datamizer product line with annual revenues of $4.0 million for fiscal year 1996 and $2.5 million for fiscal year 1997. The DirectRoute family of products was launched in 1994, generating revenues of $107,000. For fiscal year 1998 DirectRoute generated revenues of $461,000.

     The Company expects that its current emphasis on high volume, custom product solutions represented by the merger of the Datamizer and DirectRoute products under a single platform will produce a nominal decline in the gross margin contribution offset partially by declines in product costs. Management monitors operating performance closely and if it appears that the previously defined strategies will not generate the desired results within a reasonable period, will adjust expenses accordingly.

     The Company will require additional financing to satisfy its longer-term working capital and cash requirements, and it intends to evaluate the availability and appropriateness of various methods of raising such additional funds. There can be no assurance that such financing will be available, or that if it is available it will not have the effect of diluting the ownership interests of existing shareholders, or of diluting the value of those interests.

     During previous measurement periods, the Company was not in compliance with certain of its debt covenants and received a waiver of such covenants from its bank. The Company and the bank reset such covenants and the Company was in compliance with such covenants at December 31, 1998.

     7.    Enhancing and Extending Relationships with Distributors

     To augment the efforts of its direct sales organization, the Company plans to attempt to enhance its existing relationships with distributors, and build new relationships with resellers and systems integrators (organizations that package different technologies together to provide solutions) with a view to the inclusion of Symplex products in their product offerings. Funds have been allocated to accomplish this objective, primarily for advertising and training activities designed to enhance demand and support of the Company's products and services. The Company will undertake these marketing activities in order to compress the Company's sales cycle and assist it in meeting its objectives.

PRODUCT MANUFACTURING

     Symplex does not operate nor does it own any manufacturing facilities. The manufacture of the Datamizer and DirectRoute product lines are subcontracted with manufacturers not under contract. Further, components for the Datamizer and DirectRoute product lines are occasionally produced by component vendors. Some product assembly, testing, and software loading are performed by Symplex at its headquarters location.

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

SALES AND MARKETING

     Sales Plans

     Symplex sells its products and services in North America with a centralized sales force located in Ann Arbor, Michigan. European sales are made through selected distributors supported by a sales support staff of three based in The Hague, Netherlands. Asian and Latin American sales are also undertaken through selected distributors who are supported by one international sales consultant.

     Symplex has entered into non-exclusive distribution agreements with distributors in North America, Japan, and a wide variety of other regions including the United Kingdom, several countries in Europe, Asia, Central, and South America. Certain of these contracts provide for a good faith commitment on the part of the distributor to purchase specified minimum quantities of product. If not performed, this commitment, although not a binding obligation, gives Symplex the right to adjust the price of products purchased. The Company expects to devote substantial efforts to strengthening its existing distributorship agreements and to improving such relationships and opportunities.

     The essential structure and terms of all of the Company's distributor agreements is generally similar (although not all of them include the minimum purchase commitment referred to above), though there are differences in detail. All provide for the distributor to have non-exclusive distribution rights in a defined geographic area, they generally have a term of one year, automatically renewable for successive one-year terms, generally to a maximum of two renewals. The agreements generally provide that the distributor will use its best efforts to promote the sale of Symplex products. All distributor agreements are terminable without cause by either party upon 30 days written notice, and they also provide for termination in the event of a material breach that remains unremedied after 30 days, and in certain defined events such as bankruptcy, insolvency, or the appointment of a receiver, and they also provide for arbitration of disputes.

     Marketing Plans

     The Company intends to sell its products through direct and indirect sales organizations, worldwide. To enhance its sales organization, Symplex is implementing a number of marketing programs, including direct mail campaigns, advertising through the Internet and trade publications, customer testimonials, trade-in programs (See "Business Business Strategy"), distributor incentive programs and volume purchase agreements. In addition, the Company has commenced a renewed telemarketing effort addressed to its existing customer base and indirect sales partners. Through this effort, the Company is exploiting the credibility it established over the past 15 years with successful Datamizer installations, and developing and implementing an extensive reseller/system integrator marketing program, all with a view to introducing Datamizer 6 to the installed base of Datamizer customers worldwide, re-establishing prior relationships, and regenerating interest in the Datamizer product family among value added resellers, distributors and systems integrators. The Company plans to market its products indirectly through its efforts to establish relationships with resellers and system integrators, taking advantage of the credibility it developed with the existing Datamizer installed base, and through extensive advertising and integrated marketing programs.

PRODUCT LIABILITY

     The Company's agreements with its distributors typically contain provisions designed to limit the Company's exposure to potential product liability claims. There can be no assurance that such provisions will protect the Company from such claims in the markets in which it sells its products. In addition, while Symplex maintains product liability insurance under a general liability policy which limits aggregate coverage to $2,000,000 with a policy limit of $1,000,000 for each occurrence and a separate umbrella liability policy with a general aggregate limit to $7,000,000, a successful product liability claim brought against it resulting in liability in excess of its insurance coverage could have a material adverse effect upon the Company's business, results of operations and prospects.

COMPETITION AND COMPETITIVE STRATEGY

     The market for network switching products is extremely competitive and subject to frequent product introductions with improved price/performance characteristics, rapid technological change, and continued emergence of new industry standards. Many networking companies, including Lucent, Nortel, Cabletron Systems, Inc., Cisco Systems, Inc., FORE Systems, Inc., and 3Com Corporation have introduced or have announced their intention to develop products in the network switching business. Many of Symplex's large competitors offer customers a broader product line that provides a more comprehensive solution than the Company currently offers. Symplex expects that other companies will also enter markets in which the Company competes such as data compression and multiplexing technology. In general, competition in the market for network switching products is less a reflection of price considerations than of functionality.

     Additionally, Symplex expects to face competition from other vendors in the networking market who may incorporate switching, routing, or compression technology into their products or provide alternative network solutions. Many of the large competitors have substantially greater financial, technical, sales, marketing, and other resources, as well as greater name recognition and a larger customer installed base than Symplex, and as a result may be able to devote greater resources to the development, promotion, sale, and support of their products and services. In addition, competitors with a larger customer installed base may have a competitive advantage when selling similar products or alternative networking solutions to their customers. Increased competition could result in downward price pressure, reduced profit margins, or loss of market share, any of which could have a material adverse effect on the Company's ability to compete successfully against either current or potential competitors.

     Datamizer

     Datamizer V has been well received in the marketplace, and this has to some extent stimulated demand for Datamizer products, particularly with the Company's existing customer base. While there are competing products offering some of the functions of the Datamizer product line, these functions are handled by discreetly housed components performing narrowly defined tasks. Competitors in the data compression market include Cisco Systems, Nortel, and Lucent, all publicly traded companies with financial resources much greater than the Company's. While there are several smaller companies which have developed compression technology, those mentioned are the only competitors known to the Company who target the wide area access market.

     DirectRoute

     The market for internetworking products is highly competitive. The principal competition for DirectRoute consists of products manufactured by ISDN equipment manufacturers and by internetworking equipment manufacturers.

     In the ISDN market, competing products are manufactured by many companies, including Cisco Systems Inc., Ascend Communications, Inc., ADTRAN, Inc., Digi International, and Motorola. The products of these manufacturers are currently addressed to the single telecommuter and small office markets. Typically these products limit the number of connectable PCs to fewer than four, and have maximum transmission speeds of 128Kbps. In contrast DirectRoute, depending on the configuration, can handle 25 to 1000 or more users transmitting simultaneously at speed up to 512Kbps, and incorporates the Company's proven data compression algorithms. Both the Company's internal testing and customer response suggest that the enhanced capabilities of DirectRoute will make it attractive to small and medium-sized business as well as telecommuters.

     In the high-end internetworking market, the Company's products compete with bridges, routers, and switches designed by, among others, Cisco Systems, 3Com Corporation, and Nortel. Testing of the Company's products both internally and independently by customers and distributors suggests that DirectRoute is currently more flexible than competing routers, bridges, and switches. DirectRoute offers the possibility of high-bandwidth applications at a lower cost, taking advantage of switched digital ISDN connectivity without the need for a full network support structure. In addition, DirectRoute has the ability to establish and disable connections, which enables connectivity speeds equal to a leased line T1 router network at a lower cost, through the use of multiple ISDN lines. DirectRoute incorporates in one comprehensive platform multiple carrier services such as ISDN, frame relay, and dedicated leased lines. DirectRoute's ability to dial up remote locations and disconnect when the file transfer is completed obviates the need for expensive leased line networks. Due to limited fixed costs and time-based charging for ISDN by most providers, the ongoing cost of DirectRoute solutions is expected to be less than the current cost of comparable traditional leased line router networks.

INTELLECTUAL PROPERTY PROTECTION

     The Company's ability to compete may be affected by its ability to protect its intellectual property. It does not currently hold any patents nor does it have any patent applications pending, and relies primarily on a combination of common law copyrights in its software design, trademark and trade secret laws, confidentiality procedures, contractual provisions, and the complex nature of the technologies to protect its intellectual property. While the Company believes that its products and technologies are adequately protected against infringement, there can be no assurance of effective protection. Monitoring and identifying unauthorized use of the Company's technology may prove to be difficult, and the prohibitive cost of litigation may impair the Company's ability to prosecute any infringement. The commercial success of the Company may also depend upon its products not infringing any intellectual property rights of others and upon no claims for infringement being made against the Company. The Company believes that it is not infringing any intellectual property rights of third parties, but there can be no assurance that such infringement will not occur. An infringement claim against the Company by a third party, even if it were eventually found to be invalid, could have a material adverse effect on the Company because of the cost of defending against such a claim.

RESEARCH AND DEVELOPMENT

     Research and development expense was approximately $679,000 in 1998 compared to approximately $1,086,000 in 1997 reflecting a declining investment in new product development due to cash constraints. The amount of research and development spending in 1999 is expected to materially increase as compared to 1998 due principally to the ongoing development of new products and the planned merger of Datamizer and DirectRoute platform technology.

EMPLOYEES

     At February 10, 1999 the Company employed 31 persons (including three in The Netherlands). Of these, eight are engaged in product development, five in manufacturing, eight in sales and marketing, four in customer support and six in finance and administration. None of the Company's employees is represented by a labor union nor is the Company a party to any collective agreement. The Company considers its relations with its employees to be good. Symplex has not entered into employment agreements with any of its officers or employees. The Company does not carry key man life insurance on any of its employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's head office and principal place of business is at 35 Research Drive, Ann Arbor, Michigan 48103, where it leases approximately 10,000 square feet under a month-to-month lease. The Company's product development, marketing and sales, and financial and administrative functions are principally carried on from this location. In addition, the Company leases a small office in The Hague, Netherlands, from which its European sales and sales support efforts are conducted.

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     A special meeting of stockholders of the Company was held on December 2, 1998 for consideration of an amendment to the Company's Certificate of Incorporation to increase the Company's authorized capital from 20,000,000 shares to 30,000,000 shares; as a part of such increase in total authorized capital, increase the number of authorized shares of Common Stock from 20,000,000 to 24,000,000; and authorize a class of 6,000,000 shares of Preferred Stock. The amendment was approved with 4,413,075 shares voting for the amendment, 31,533 against and 1,403 abstained.



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


Market Price                       1998
------------                       ----
                          High                Low
                          ----                ---

First Quarter            $1.11*              $0.49

Second Quarter           $0.66               $0.18

Third Quarter            $0.60               $0.25

Fourth Quarter           $0.84               $0.22

*    Stock began trading on February 11, 1998.

There are approximately 350 holders of the Common Stock. No dividends have been paid since 1994. The Company intends for the foreseeable future to retain all future earnings, if any, for the development of its business. The payment of future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, capital requirements, the Company's financial condition, and general business conditions. The Company's loan agreements with its principal lender provide that the Company may not pay dividends while indebtedness remains outstanding.

     On February 26, 1999, the closing price of the Company's Common Stock on the VSE was U.S.$.65.

RECENT SALES OF UNREGISTERED SECURITIES

     The Company sold the following unregistered securities in 1998:

       (1) On May 19, 1998, the Company secured $500,000 in term note borrowings from a private investor. The principal balance on the two-year note bears interest at 15% payable quarterly with the entire principal balance due on May 18, 2000. In consideration of the borrowing, the Company issued to the lender a warrant to purchase 350,000 shares of common stock at an exercise price of $.20 per share in year one and $.23 per share in year two. This note is secured by all assets of the Company in a subordinated position to both agreements with the Company's bank. In February 1999, this note was converted to a $500,000 equity investment in Symplex.

The Company believes this transaction was exempt from the registration requirements of Section 5 of the Securities Act by virtue of the exemption provided by Regulation S of the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

     The following discussion should be read in conjunction with the financial statements and accompanying notes included elsewhere in this Report.

BACKGROUND AND OVERVIEW

     Symplex was incorporated in California in 1982 and commenced operations immediately thereafter. On February 28, 1997 it merged with Symplex Acquisition Corporation, a Delaware corporation that was subsequently renamed Symplex Communications Corporation. See "Business of the Company: Corporate history". Initially and through October 1983 when it first generated revenue, the Company was a development stage entity with activities focused on business planning, product research and development, organizational infrastructure and hiring. Symplex is now a two product family company. These two products families are Datamizer and, since 1994, DirectRoute. Annual revenues from the Datamizer product family increased from $130,000 in 1983 to a high of $21,700,000 in 1989. With the exception of 1998, Datamizer revenues have continued to decline since 1989, reaching a low point in 1997 of $2,495,000, with the Company realizing a profit in only one of the last five years. Historically, Datamizer generated gross margins exceeding 70%, and DirectRoute product margins have ranged from 30% to 61%. Although the industry grew significantly during this period, several factors contributed to the Company's declining revenues. Of particular significance was the Company's change in focus from WAN products to LAN products and then back to WAN products, changes in worldwide distribution channels, and significant management turnover. Such changes, at a time when the Company had minimal cash resources, adversely affected the Company's sales efforts.

     To address the declining Datamizer revenues and moderate the gross margin erosion that might otherwise occur, the Company in February 1997 adopted an engineering, marketing and sales plan to combine the Datamizer and DirectRoute product families under a single platform which includes the functionality, feature set and performance of DirectRoute and the functionality and data compression capability of Datamizer with encryption as a future enhancement. Datamizer V, an example of this, was commercially released at the end of the third quarter of 1997. It is the strategy of Symplex to market the Datamizer V to the Company's installed base of Datamizer customers, and to re-engage the WAN compression channel partners who have been representing the Datamizer product worldwide for greater than ten years. In addition, the Company continues to market the DirectRoute family of routers, with an emphasis on major account customers with higher volume requirements.

     In October 1997 Symplex initiated a corporate-wide reorganization in response to changing market conditions with a view to positioning the Company more effectively for future growth opportunities. Donald Holland, a long time employee of Symplex, replaced the former Director of Engineering, and twelve employees, principally in the Engineering group, either left employment voluntarily or were terminated. In November 1997 the Company implemented a further operational restructuring to effect significant reductions in annual operating expenses. It was these operating expense reductions coupled with enhanced 1998 revenue and margin performance that enabled Symplex to significantly reduce its 1998 losses.

     As a result of the restructuring in late 1997, completion of several development projects was delayed including the RO-2, not released until the first quarter of 1999. The restructuring enhanced the Company's ability to manage its 1998 operating resources although it did slow product development.
In 1998, Symplex was able to reengage with its third party distribution network in Europe through a series of discreet product trade-in programs. These programs resulted in increased European revenue in fiscal year 1998 to $3,217,000 from $1,792,000 in fiscal year 1997 and procurement of a significant Datamizer contract with a German distributor. In 1998, the Company has utilized consultants and contractors to meet specific sales and marketing requirements as they arose, and similarly supplemented development requirements dictated by changing technology, evolving industry standards, and new product development issues.

     The preponderant part of the Company's product revenues has been generated outside the United States. In the two fiscal years ended December 31, 1998 and 1997, foreign sales, as a percentage of total product revenues, were approximately 82% and 60%, respectively.

     At December 31, 1998, stockholders' equity was $453,000. As of December 31, 1997, Symplex had a deficit in stockholders' equity of $837,000.

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

Fiscal years ended December 31, 1998 and 1997


RESULTS OF OPERATIONS

     For the year ended December 31, 1998, Symplex incurred a loss from operations of $1,168,000, and, after other income of $59,000, amortization expense of discount on notes payable of $52,000 and interest expense of $162,000, a net loss of $1,323,000 as compared to the year ended December 31, 1997 loss from operations of $3,457,000, and, after other income of $18,000, amortization expense of discount on notes payable of $40,000 and interest expense of $209,000, a net loss of $3,688,000. In fiscal year 1998, Symplex recorded a reserve for slow-moving inventory totaling $610,000 as compared to a reserve for slow-moving inventory of $68,000 in fiscal year 1997. A one-time inventory trade-in program initiated with European distributors and a new product release obsoleting existing products adversely impacted the Company.

     Sales

     Symplex recorded total sales in the year ended December 31, 1998 of $4,352,000, of which $3,891,000 was generated by Datamizer and $461,000 by DirectRoute. The comparable amounts in the year ended December 31, 1997 were $3,938,000, $2,495,000 and $1,443,000. 82% and 60% of total sales in the years ended December 31, 1998 and 1997, respectively, were generated outside the United States with German sales representing approximately $2,023,000 in the 1998 period and $390,000 in 1997. European product sales were approximately $3,217,000 in the year ended December 31, 1998 and $1,792,000 in comparable period of 1997. Datamizer revenue includes sales of maintenance contracts and service generated.

     Gross margins at December 31, 1998 including the inventory reserves were approximately $2,298,000 or 52.8% compared to approximately $2,037,000 or 51.7% at December 31, 1997. Higher margins were achieved in 1998 from shipments of Datamizer V, offset by the unfavorable recognition of a $610,000 reserve for slow moving inventory. Margins in 1997 were adversely impacted by cost overruns resulting from declining volumes and higher component costs and from competitive price pressure in selected markets. The Company's development and sales emphasis on a single platform product consisting of router and data compression features should more effectively address market demand for the Symplex family of products but will minimally degrade overall margin performance.

     Product development, sales and marketing expenses

     Research and development expenses were approximately $679,000 in the year ended December 31, 1998 as compared to $1,086,000 in the year ended December 31, 1997. This reflected a declining investment in both payroll expenses of $423,000, depreciation and other expenses of $8,000 and in other research expenses of $27,000, offset by an increase in new product development of $51,000. Sales and marketing costs in the year ended December 31, 1998 were approximately $1,151,000 compared to $2,250,000 in 1997, reflecting decreases in payroll and benefits of $549,000, in travel expense of $173,000, in advertising of $177,000, in European rent expense of $124,000, in professional fees of $4,000 and in other expenses of $97,000, offset by an increase in commissions of $25,000.


     General and administrative, engineering and service expenses

     General and administrative expenses for the year ended December 31, 1998 were $1,184,000 as compared to approximately $1,604,000 in the corresponding period in the prior year. This decrease resulted primarily from a reduction in the performance stock options of $200,000, facility rent of $ 162,000, taxes of $43,000, payroll expenses of $21,000, professional fees of $76,000, depreciation expense of $12,000 and other expenses of $17,000, offset by an increase in the reserve for bad debt of $59,000 and insurance expenses of $52,000. During 1997 the Company consolidated its space requirements resulting in a reduction of its leased space by 17,000 square feet and a corresponding reduction in its monthly rental expense of approximately $17,000 and annual property taxes of $43,000. The performance stock option program was significantly amortized in fiscal year 1997. Engineering expenses declined to approximately $237,000, and service costs to $217,000 in the year ended December 31, 1998 compared to $246,000 and $308,000, respectively, in 1997. In both instances the decline was due to operating and payroll expense reductions mandated by cash constraints.

     Other Income/Expense

     Interest expense in the year ended December 31, 1998 decreased to approximately $162,000 from approximately $209,000 in the year ended December 31, 1997 due to the reduction in the notes payable (Note 3) in 1998.

LIQUIDITY AND CAPITAL RESOURCES


     The Company financed its 1998 operating losses principally through the proceeds of $2,532,000 (after expenses) of a initial public offering and a second cash infusion of $500,000 from a private investment group. The proceeds of the initial public offering and private placement were used to finance operating losses generated in 1998 and to repay bridge loan financing from insiders and unrelated parties in 1997.

     Cash utilized in operating activities in the year ended December 31, 1998 amounted to $1,823,000 compared to $2,777,000 in 1997.

     Cash utilized by investing activities in the year ended December 31, 1998 was $28,000 as compared to $95,000 in 1997. Cash generated by financing activities in the year ended December 31, 1998 amounted to $1,981,000 compared to $2,576,000 in 1997. As discussed in the opening paragraph in this Liquidity and Capital Resources section, 1998 operations were financed by a $500,000 two-year note and an initial public offering. In 1997, the Company's major borrowings included a private placement, short-term borrowings and a bridge loan financing.

     The Company's operating cash resources in 1998 improved from 1997 as a result of revenue improvements, operating expense reductions and product margin improvements. The accounts receivable turnover at December 31, 1998, was 3.76 times annually or approximately 97 days to collection while inventory turnover was 2.60 times annually or approximately 140 days in inventory. For the year ended December 31, 1997, accounts receivable turned 5.19 times annually or approximately 70 days to collection while inventory turnover was 1.66 times annually or approximately 220 days in inventory. The unfavorable increase in accounts receivable turnover results from a larger percentage of annual sales, approaching 29% , occurring in the latter part of the fourth quarter of 1998 as compared to 19% of annual sales occurring in the comparable period of 1997. In addition, international sales, which generally have a longer period to collection, contributed to the unfavorably increase in accounts receivable turnover with 82% of total annual sales being generated internationally in 1998 and 60% for 1997. The improvement in the inventory turnover resulted from the recognition of a reserve of $610,000 for slow moving inventory in 1998.

     At December 31, 1998 the Company's principal sources of liquidity were cash of $154,000 and trade receivables of $1,326,000. The shareholders' equity reflected a surplus of $453,000. As of December 31, 1997, Symplex's principal sources of liquidity represented cash of $25,000 and trade receivables of $988,000. The deficit in shareholders' equity at December 31, 1997 was $837,000. At December 31, 1998 Symplex had a working capital surplus of $657,000 as compared to a working capital deficit of $1,504,000 at December 31, 1997.

     In fiscal year 1998, the Company experienced moderate annual sales increases and significantly declining operating losses. In order to fund its ongoing operations, the Company is seeking a significant capital infusion of $3 million in 1999, of which, $1.2 million was raised in the first quarter of 1999. These funds are expected to be raised with the issuance of convertible preferred shares and under terms and conditions outlined in the First of Michigan private placement underwriting. There can be no assurance that the Company will successfully obtain additional debt or equity financing beyond the initial $1.2 million raised, or that such financing would not result in substantial dilution of current shareholders. If the Company is not able to raise sufficient additional capital in 1999, it may not be able to achieve fully its performance expectations for 1999 and may be required to undergo nominal downsizing or restructuring. Such a downsizing or restructuring could have an adverse effect on the Company's revenue expectations, operating performance results and stock price.

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

     In a review of the Company's risk and uncertainties regarding the Year 2000 issue, three primary areas have been identified that could significantly impact the operations of Symplex, 1) the Company's products; 2) the reliance on third party manufacturers; and 3) information technology. An internal analysis and review of the Company's products determined that they are not date-sensitive and the reliance on Symplex's products by a customer would not lead to any adverse effect due to the Year 2000 issue. The Company performed tests simulating a customer's application to support this conclusion and based on this, determined there isn't any additional testing that is required on their products. Regarding third party manufacturers, Symplex has addressed the issue with their two principal contractors who manufacturer the Company's products. Both contractors have assured the Company that they have performed adequate test of their systems to ensure they will be compliant with the Year 2000 issue. Symplex is in the process of obtaining written documentation supporting their claims and the Company has determined no additional information is required. The third significant area, the Company's internal information technology, has also been addressed for Year 2000 problem. The Symplex's accounting program has been Year 2000 certified and Symplex has performed tests to verify this. In addition, Symplex has verified and/or upgraded their personal computers to ensure readiness for the Year 2000.

     As a result of the analysis, review and testing, the Company has determined that no significant modifications and or additional testing will be required to limit the Company's vulnerability and does not anticipate any adverse effect will result from the Year 2000 issue. All analysis and testing has been performed by the Company's staff and Symplex does not anticipate any additional costs to evaluate the Year 2000 issue. As new information is presented regarding the Year 2000 issue, the Company will continue to assess the impact on Symplex's business, financial condition and results of operations. However, there can be no assurance that the systems of other companies that interact with the Company will be sufficiently Year 2000 compliant.

                            *          *          *
                          FORWARD-LOOKING STATEMENTS

     This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors for such statements under such sections. The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on numerous assumptions, including, but not limited to, the assumption: that the management team will function effectively; that increases in sales and marketing personnel and expenditures will result in increased sales; that the new generation Datamizer product will result in increased sales in the Datamizer product line; that the new generation of Datamizer and DirectRoute products will be developed on schedule and will provide the level of performance and reliability demanded by the marketplace; that focusing sales efforts on multinational companies in North America will generate revenue growth internationally; that the Company can successfully compete with larger, more established competitors; that market segments targeted by the Company will continue to grow; that the Company will be successful in emphasizing the mid-and high-range components of the DirectRoute product line; that pricing and other competitive pressures worldwide will not cause margins to erode significantly; sufficient cash generated from a successful private placement will be available to grow the Company ; and that currency fluctuations worldwide will not cause adverse pricing pressures.

     The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by the forward-looking statements, including, but not limited to, the risk: associated with the management teams; that increased sales and marketing personnel and expenditures will not increase sales sufficiently to cover the associated costs; that the new generation of Datamizer and DirectRoute products will experience development or product roll-out problems; that the Company's current product line, the new generation Datamizer and DirectRoute products, or future products will not keep up with the rapid technological change in the marketplace or will otherwise not be well-accepted in the market; that competitive conditions in the internetworking industry will change adversely or otherwise become more intense; that changes in technology or consumer preference could cause the growth rate in the markets the Company serves to slow or halt; that demand for the DirectRoute product line will slow; that sales of mid- and high-range DirectRoute components are not the significant portion of DirectRoute sales; that worldwide pricing and other competitive pressures could adversely affect the Company's margins; that additional private placement funds beyond the initial $1.2 million will not be raised, or that currency fluctuations could result in international pricing pressures or could reduce the value in U.S. dollar terms of the Company's international sales.

ITEM 7.  FINANCIAL STATEMENTS


                               Table of Contents
                               -----------------

                                                                                                 Page
                                                                                                 ----
Independent Auditors' Report of Ehrhardt Keefe Steiner & Hottman PC...............................F-1

Financial Statements

          Balance Sheets..........................................................................F-2

          Statements of Operations................................................................F-3

          Statement of Stockholders' Equity (Deficit).............................................F-4

          Statements of Cash Flows................................................................F-5

Notes to Financial Statements.....................................................................F-6

               (EHRHARDT KEEFE STEINER & HOTTMAN PC LETTERHEAD)


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Symplex Communications Corporation
Ann Arbor, Michigan

We have audited the accompanying balance sheets of Symplex Communications Corporation as of December 31, 1998 and 1997, and the related statement of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Symplex Communications Corporation as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company incurred a net loss of $1,322,722 and $3,687,864 for the years ended December 31, 1998 and 1997, respectively. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note
14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Ehrhardt Keefe Steiner & Hottman PC
January 25, 1999
Denver, Colorado

                      SYMPLEX COMMUNICATIONS CORPORATION


                                Balance Sheets


                                                                                 December 31,
                                                                    ---------------------------------------
                                                                           1998                1997
                                                                    -------------------  -------------------
                                          Assets (Note 3)
Current assets
 Cash                                                               $           154,058  $            24,554
 Trade receivables, less allowance for doubtful
   accounts of $78,763 in 1998 and $19,740 in 1997, respectively              1,326,166              988,133
 Inventories (Note 2)                                                           601,641              979,232
 Prepaid expenses and other current assets                                      114,284               40,043
                                                                    -------------------  -------------------
 Total current assets                                                         2,196,149            2,031,962
                                                                    -------------------  -------------------
Property and equipment
 Machinery and equipment                                                      1,668,919            1,640,121
 Office equipment                                                               639,642              640,382
 Leasehold improvements                                                          19,590               19,590
                                                                    -------------------  -------------------
                                                                              2,328,151            2,300,093
 Less accumulated depreciation                                               (2,116,892)          (1,964,753)
   Net property and equipment                                       -------------------  -------------------
                                                                                211,259              335,340
 Deferred offering and financing costs                              -------------------  -------------------
                                                                                 44,819              571,984
                                                                    -------------------  -------------------
Total Assets                                                        $         2,452,227  $         2,939,286
                                                                    ===================  ===================


                             Liabilities and Stockholders' Equity (Deficit)

Current liabilities
 Trade payables                                                     $           406,222  $         1,293,449
 Accrued expenses (Note 5)                                                      378,830              328,814
 Unearned maintenance revenue                                                    12,945                    -
 Notes payable - line of credit (Note 3)                                        438,767              500,000
 Notes payable - current portion (Note 3)                                       240,000              250,000
 Notes payable - current portion (Note 3)                                        63,950                    -
 Notes payable - subordinated debt (Note 3)                                           -            1,163,984
                                                                    -------------------  -------------------
    Total current liabilities                                                 1,538,714            3,536,247
                                                                    -------------------  -------------------

Notes payable - less current portion (Note 3)                                   460,604              240,000
                                                                    -------------------  -------------------
    Total liabilities                                                         1,999,318            3,776,247
                                                                    -------------------  -------------------

Commitments and contingency (Notes 3, 5, 13 and 15)

Stockholders' equity (deficit) (Notes 6,7,8,11,12 and 15)
 Common stock, $.01 par value; 24,000,000 shares authorized and
 7,838,968 shares issued, and outstanding (including 318,950 shares held in escrow at 1998 and 542,501 shares issued and
 outstanding at 1997)                                                            78,388               44,757
 Preferred stock, $.01 par value; 6,000,000 shares authorized and
 zero shares issued, and outstanding                                                  -                    -
 Additional paid-in capital                                                   5,723,414            3,326,600
 Unearned compensation expense                                                        -              (25,933)
 Additional paid-in capital  warrants                                           131,616               76,000
 Notes receivable - recourse                                                    (32,743)             (55,818)
 Notes receivable - non recourse                                               (110,785)            (188,308)
 Accumulated deficit                                                         (5,336,981)          (4,014,259)
                                                                    -------------------  -------------------
          Total stockholders' equity (deficit)                                  452,909             (836,961)
                                                                    -------------------  -------------------
Total liabilities and stockholders' equity                          $         2,452,227  $         2,939,286
                                                                    ===================  ===================

                      See notes to financial statements.

                      SYMPLEX COMMUNICATIONS CORPORATION

                           Statements of Operations


                                                                   For the Years Ended  December 31,
                                                                       1998                 1997
                                                                -------------------  -------------------
Net sales and revenues (Note 10)
  Manufactured products                                         $         4,231,202  $         3,761,185
  Maintenance contracts and service                                         121,200              176,378
                                                                -------------------  -------------------
      Total net sales and revenues                                        4,352,402            3,937,563

Costs and expenses
  Cost of products sold                                                   2,054,400            1,900,625
  Selling and marketing                                                   1,150,623            2,250,216
  General and administrative (Notes 6 and 12)                             1,183,968            1,604,010
  Research and development                                                  678,679            1,085,973
  Engineering                                                               236,510              245,713
  Service                                                                   216,531              308,389
                                                                -------------------  -------------------
      Total costs and expenses                                            5,520,711            7,394,926
                                                                -------------------  -------------------
Operating (loss)                                                         (1,168,309)          (3,457,363)

Other (expense) income
  Interest expense                                                         (162,146)            (208,682)
  Amortization of discount on notes payable                                 (52,220)             (40,000)
  Other income                                                               59,953               18,181
                                                                -------------------  -------------------
      Total other (expense) and income                                     (154,413)            (230,501)
                                                                -------------------  -------------------

Net loss                                                        $        (1,322,722) $        (3,687,864)
                                                                ===================  ===================

Loss per basic and diluted common share (Note 1)                $              (.18) $              (.55)
                                                                ===================  ===================

Weighted average common shares outstanding                                7,548,518            6,699,747
                                                                ===================  ===================

                      See notes to financial statements.

                      SYMPLEX COMMUNICATIONS CORPORATION

             Statement of Stockholders' Equity (Deficit)
                For the Years Ended December 31, 1998 and 1997



                                                                                      Additional
                                                                                       Paid-in-          Unearned         Additional
                                                        Number of      Common         Capital         Compensation         Paid-in
                                                         Shares         Stock         Warrants           Expense           Capital
                                                      ------------  -----------    -------------   --------------     -------------
Balance, December 31, 1996                                608,753        39,150    $     40,000     $            -      $         -

Statutory merger with wholly owned subsidiary                   -       (33,062)              -                  -           33,062
(Note 7)

Issuance of common stock, net of $121,590 costs -
private placement (Note 11)                             2,263,802        22,638               -                  -        1,723,407


Conversion of notes payable to common stock
(Note 3)                                                  787,879         7,879               -                  -          642,121

Conversion of accrued liabilities to common stock
(Note 5)                                                  113,833         1,138               -                  -          340,362

Issuance of common stock - SAR plan termination
(Note 6)                                                   57,916           576               -                  -           47,203

Issuance of common stock - key employee plan
(Note 12)                                                  77,965           780               -                  -           63,540

Issuance of common stock - employee stock
purchase plan - (Note 12)                                 738,800         7,388               -           (277,050)         602,122

Amounts paid on notes receivable issued under
key employee stock plan (Note 12)                               -             -               -                  -                -

Compensation expense recognized on stock
issued with stock option (Note 12)                              -             -               -            177,505                -

Warrants issued with bridge financing                           -             -          36,000                  -                -
(Note 3)

Financing fee shares (Note 3)                              23,333           233               -                  -           34,767

Employee stock purchase plan -
surrendered shares (Notes 12)                            (196,299)       (1,963)              -             73,612         (159,984)

Net loss                                                        -             -               -                  -                -
                                                      ------------    -----------    -------------   --------------     ------------
Balance - December 31, 1997                             4,475,982        44,757          76,000            (25,933)       3,326,600


Issuance of common stock, Initial public
offering (Note 11) net of $1,038,225 in
offering costs                                          3,500,000        35,000               -                  -        2,426,775

Underwriter's fee related to
initial public offering (Note 11)                          70,000           700               -                  -           69,300

Employee stock purchase plan (Note 12)                   (222,496)       (2,224)              -             25,933         (110,718)

Shares issued for compensation                             15,482           155               -                  -           11,457


Issuance of detachable warrants
(Note 3 and 8)                                                  -             -          55,616                  -                -

Net loss                                                        -             -               -                  -                -
                                                      ------------    -----------    -------------   --------------     ------------
Balance - December 31, 1998                             7,838,968     $    78,388    $  131,616      $           -      $  5,723,414
                                                      ============    ===========    =============   ==============     ============

                                                                                      Retained
                                                          Note         Note           Earnings
                                                       Receivable    Receivable     (Accumulated
                                                        Recourse    Nonrecourse       Deficit)         Total
                                                      ------------  -----------    -------------   --------------
Balance, December 31, 1996                                      -             -    $    (326,395)   $     (247,245)

Statutory merger with wholly owned subsidiary
(Note 7)                                                        -             -               -                  -

Issuance of common stock, net of $121,590 costs -
private placement (Note 11)                                     -             -               -          1,746,045


Conversion of notes payable to common stock
(Note 3)                                                        -             -               -            650,000

Conversion of accrued liabilities to common stock
(Note 5)                                                        -             -               -            341,500

Issuance of common stock - SAR plan termination
(Note 6)                                                        -             -               -             47,779

Issuance of common stock - key employee plan
(Note 12)                                                 (62,319)            -               -              2,001


Issuance of common stock - employee stock
purchase plan - (Note 12)                                 (84,450)     (248,010)              -                  -

Amounts paid on notes receivable issued under
key employee stock plan (Note 12)                          62,318             -               -             62,318

Compensation expense recognized on stock
issued with stock option (Note 12)                              -             -               -            177,505

Warrants issued with bridge financing                           -             -               -             36,000
(Note 3)

Financing fee shares (Note 3)                                   -             -               -             35,000

Employee stock purchase plan -
surrendered shares (Notes 12)                              28,633        59,702               -                  -

Net loss                                                        -             -      (3,687,864)        (3,687,864)
                                                      ------------    -----------    -------------   --------------
Balance - December 31, 1997                               (55,818)     (188,308)     (4,014,259)          (836,961)


Issuance of common stock, Initial public
offering (Note 11) net of $1,038,225 in
offering costs                                                  -             -               -          2,461,775

Underwriter's fee related to
initial public offering (Note 11)                               -             -               -             70,000

Employee stock purchase plan (Note 12)                     23,075        77,523               -             13,589

Shares issued for compensation                                  -             -               -             11,612

Issuance of detachable warrants
(Note 3 and 8)                                                  -             -               -             55,616

Net loss                                                        -             -      (1,322,722)        (1,322,722)
                                                      ------------    -----------    -------------   --------------
Balance - December 31, 1998                               (32,743)    $(110,785)    $(5,336,981)     $     452,909
                                                      ============    ===========    =============   ==============


                       See note to financial statements.

                      SYMPLEX COMMUNICATIONS CORPORATION

                           Statements of Cash Flows



                                                                   For the Years Ended December 31,
                                                                      1998                 1997
                                                                   ------------        ------------
Cash flows from operating activities                               $ (1,322,722)       $ (3,687,864)
                                                                   ------------         -----------
  Net income (loss)
  Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities -
     Allowance for doubtful accounts                                     59,023             (10,260)
     Allowance for inventory obsolescence                               609,931              67,916
     Depreciation                                                       153,675             188,033
     Loss (gain) on disposal of assets                                   (1,535)             11,577
     Amortization of discount on notes payable                           52,220              40,000
     Stock related compensation                                          24,741             260,284
     Changes in assets and liabilities
       Trade receivables                                               (397,056)           (448,693)
       Inventories                                                     (232,340)            187,809
       Prepaid expenses and other current assets                        (74,241)              8,667
       Trade payables                                                  (755,777)            510,700
       Unearned maintenance revenue                                      12,945                   -
       Accrued expenses                                                  48,016              94,551
                                                                   ------------         -----------
                                                                       (500,398)            910,584
                                                                   ------------         -----------
          Net cash used in operating activities                      (1,823,120)         (2,777,280)
                                                                   -------------       ------------
Cash flows from investing activities
  Purchases of property and equipment                                   (29,593)           (102,763)
  Proceeds from sales of equipment                                        1,535               8,116
                                                                   ------------         -----------
          Net cash used in investing activities                         (28,058)            (94,647)
                                                                   ------------         -----------
Cash flows from financing activities
  Payments on line-of-credit                                            (61,233)                  -
  Borrowings of notes payable                                           444,384             100,000
  Issuance of detachable warrants with borrowing of notes payable        55,616              36,000
  Payments of notes payable                                            (317,500)            (10,000)
  Proceeds (payments) from bridge financing                          (1,200,000)          1,163,984
  Deferred offering and financing costs                                 527,165            (522,520)
  Proceeds from issuance of common stock                              2,531,775           1,810,364
  Proceeds from note receivable - non-recourse                              475                   -
  Payments on capital lease obligations                                       -              (1,637)
                                                                   ------------         -----------
          Net cash provided by financing activities                   1,980,682           2,576,191
                                                                   ------------         -----------

Net (decrease) increase in cash                                         129,504            (295,736)

Cash - beginning of year                                                 24,554             320,290
                                                                   ------------         -----------
Cash - end of year                                                 $    154,058        $     24,554
                                                                   ============         ===========

Supplemental disclosure of cash flow information
    Cash paid during the period for interest was $216,288 and $142,500 for December 31, 1998 and 1997, respectively.

Schedule of non-cash financing and investing activities:
    For the year ended December 31, 1998, the Company had the following non-cash financing and investing transactions: notes payable issued upon conversion of accounts payable of $131,450; notes receivable retired in exchange for common stock $(16,888); Issuance of common stock as a financing fee $70,000; Cancelled notes receivable and stock held in escrow returned to treasury $100,123.

                      See notes to financial statements.

                      SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to Financial Statements


Note 1 - Description of Business and Summary of Significant Accounting Policies
-------------------------------------------------------------------------------

Nature of Business -
Symplex Communications Corporation (the Company) designs, manufactures and sells specialized data communications equipment primarily used to create computer networks and send information electronically. The Company's primary markets are North America and Europe.

The financial statements have been prepared on a basis consistent with accounting principles generally accepted in the United States.

Significant Accounting Policies -
Reorganization
--------------

On February 28, 1997, the Company merged with a wholly owned subsidiary which had no assets (Note 7). The transaction was accounted for as a pooling-of-interest.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents includes all cash balances and highly liquid investments with an original maturity of three months or less.


Inventories
-----------
Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market (net realizable value). Inventory reserves are established and recorded periodically as such requirements can be identified and quantified based on such factors as new product releases obsoleting existing products including technological advances, focused marketing activities relieving effectively excess inventories, trends of ongoing specific product sales activities and, where possible, alternative uses for slow moving inventory components.

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

Research and Development
------------------------

Research and development costs related to new data communications products are expensed as incurred. Total research and development costs of approximately $679,000 and $1,086,000 for December 31, 1998 and 1997 were expensed to operations, respectively.

Deferred Offering Costs
-----------------------

Deferred offering costs relate to equity offerings not yet completed (Note 15) and are capitalized until completion of the transaction. Once the transactions are complete, the costs are netted against any proceeds and reclassified to additional paid-in-capital.

                      SYMPLEX COMMUNICATIONS CORPORATION

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

Product Warranty Costs
----------------------

Sales agreements provide for necessary warranty service for one year on new installations. The estimated future costs of warranty service for products sold as of December 31, 1998 and 1997 is included in accrued expenses.

Stock-Based Compensation
------------------------

The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options (Note 12) in the accompanying statements of operations is measured as the excess, if any, of the fair market value of the Company's stock at the measurement date over the amount the employee must pay to acquire the stock.

Income Taxes
------------

The Company recognizes deferred tax liabilities and assets based on differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Deferred Financing Costs
------------------------

Cost associated with obtaining debt financing are deferred and amortized on a straight-line basis over the term of the debt.

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

Reclassifications
-----------------

Certain items in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

                      SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to Financial Statements


Note 1 - Description of Business and Summary of Significant Accounting Policies
-------------------------------------------------------------------------------
(continued)
-----------

Earnings (Loss) Per Common Share
--------------------------------

Basic earnings per share is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding. Dilutive earnings per share is computed similarly, but also gives effect to the impact dilutive potential common shares, such as convertible debt, stock options and warrants, if dilutive, would have on net income and average common shares outstanding if converted at the beginning of the year. The Company has incurred losses in each of the periods covered in these financial statements, thereby making the inclusion of dilutive potential common shares in the 1998 and 1997 dilutive earnings per share computations antidilutive. Accordingly, all dilutive potential common shares have been excluded from the fully diluted earnings per share amounts and basic and dilutive earnings per share are the same for each period presented.

Recently Issued Accounting Pronouncements
-----------------------------------------

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" ("Statement 132"), which revises employers' disclosures about pension and other postretirement benefit plans. Statement 132 does not change the measurement or recognition of those plans, but requires additional information on changes in benefit obligations and fair values of plan assets and eliminated certain disclosures previously required by SFAS Nos. 87, 88 and 106. Statement 132 is effective for financial statements with fiscal years beginning after December 15, 1997.

During June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement 133 establishes new standards by which derivative financial instruments must be recognized in any entity's financial statements. Besides requiring derivatives to be included on balance sheets at fair value, Statement 133 generally requires that gains and losses from later changes in a derivative's fair value be recognized currently in earnings. Statement 133 also unifies qualifying criteria for hedges involving all kinds of derivatives, requiring that a company document, designate and assess the effectiveness of its hedges. Statement 133 is required to be adopted by the Company in 2000. Management, however, does not expect the impact from this statement to have a material impact on the financial statement presentation, financial position or results of operations.

The Company has not determined what additional disclosures, if any, may be required by the provisions of Statement 132 and 133 but does not expect adoption of these statements to have a material effect on its results of operations.

                      SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to Financial Statements


Note 2 - Inventories
--------------------

Inventories consist of the following:

                                                                             December 31,
                                                                ---------------------------------------
                                                                       1998                1997
                                                                -------------------  -------------------
Raw materials                                                   $           273,345  $           304,884
Work-in-process                                                             536,632              266,252
Finished goods                                                              546,163              648,291
                                                                -------------------  -------------------
                                                                          1,356,140            1,219,427
   Less reserve for obsolescence                                           (754,499)            (240,195)
                                                                -------------------  -------------------

                                                                $           601,641  $           979,232
                                                                ===================  ===================


Note 3 - Notes Payable
----------------------

In March 1997, the Company restructured its bank line-of-credit agreement.
Under the new agreement, $500,000 of the December 31, 1996 balance was converted to a term note payable, with $500,000 remaining as the amount available under the line-of-credit. The term note matures December 1, 1999 and requires quarterly principal payments, beginning September 15, 1997, of $10,000 for the first two payments, and $60,000 for the remaining eight. Both the new term agreement and the line-of-credit require monthly interest payments at a variable rate of 2% above the bank's prime (prime was 7.75% at December 31, 1998). The Company had borrowings against this line-of-credit of $438,767 and $500,000 at December 31, 1998 and 1997, respectively.

Both agreements are secured by all assets of the Company and contain restrictive covenants. The most significant of which require the Company to 1) maintain certain levels of net worth, as defined; 2) maintain certain levels of working capital; and 3) maintain a certain level of total liabilities to net worth.

Effective November 4, 1997, the bank reset the current ratio and net worth covenants to be effective March 31, 1998, and as of that date, the Company was in compliance. There can be no assurances that these covenants will be attainable on an ongoing basis (Note 14).

                      SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to Financial Statements


Note 3 - Notes Payable (continued)
----------------------------------

                                                                             December 31,
                                                                ---------------------------------------
                                                                       1998                 1997
                                                                -------------------  ------------------
Convertible subordinated notes payable.  Paid in full in 1998.  $                 -  $          699,984

Subordinated notes payable with detachable warrants (Note 8).
 Paid in full in 1998.                                                            -             500,000

Term notes payable.  Payments of $60,000 quarterly including interest at prime rate plus 2% (prime was 7.75% at December,
 1998) with final payment due on December 15, 1999.
 Secured by all assets of the Company.                                      240,000             490,000

Term notes payable.  Payments of $7,500 monthly plus interest at
 9% with final payment due on September 1, 1999.                             63,950                   -

Subordinated note payable with detachable warrant (Note 8).
 Interest of 15% due quarterly principal due May 18, 2000.
 Secured by all tangible and intangible personal property
 subordinated to bank term note and line of credit. Converted to
 equity in February 1999.                                                   500,000                   -
                                                                -------------------  ------------------
                                                                            803,950           1,689,984
Unamortized discount                                                        (39,396)            (36,000)
Less current maturities                                                    (303,950)         (1,413,984)
                                                                -------------------  ------------------

                                                                $           460,604  $          240,000
                                                                ===================  ==================

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

Note 4 - Employee Savings and Retirement Plan
---------------------------------------------

The Company has a 401(k) Employee Savings and Retirement Plan (the Plan), a defined contribution plan, covering substantially all employees under which the Company matches 50% per dollar of the employee contributions up to 4% of the employees' eligible compensation. The Plan also allows for additional discretionary employer contributions. Total expense for the Plan was $11,000 for the year ended December 31, 1997. The Company discontinued employer matching in April 1997.

                      SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to Financial Statements


Note 5 - Related Party Transactions
-----------------------------------

The Company has an agreement with a stockholder under which it annually pays royalties in the amount of 2% of qualified sales or $150,000, whichever is the lesser amount. The Company incurred royalty expense of $20,537 and $40,368 for the years ended December 31, 1998 and 1997, respectively.

A subordinated note payable to a stockholder was converted to common stock in March 1997 (Note 3).

In March 1997, certain stockholders converted $341,500 in accrued expenses to equity as approved by the Board in November 1996. The stockholders received one share of common stock for every $3.00 of indebtedness for 113,833 shares.


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

On December 2, 1998, the Company amended the articles of incorporation increasing the authorized capital from 20,000,000 shares to 30,000,000 shares; as part of such increase in total authorized capital, increase the number of authorized shares of Common Stock from 20,000,000 to 24,000,000; and authorize a class of 6,000,000 shares of preferred stock.

                      SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to Financial Statements


Note 8 - Warrants
-----------------

In connection with the issuance of various convertible subordinated notes (Note
3), the Company issued warrants allowing the holders to purchase 216,666 shares of common stock. The holders may fund the purchase of shares through the delivery of a recourse or non-recourse promissory note, bearing interest at the Applicable Federal Rate ("AFR"). The AFR is the minimum allowable interest rate that can be used before imputed interest is required by the Internal Revenue Service. Under the non-recourse note, the Company's sole recourse shall be to cancel any shares that are being held in escrow. The warrants are currently exercisable at between $.83 and $.95 per share and expire on September 8, 1999.

In February 1997, the Board granted warrants to purchase 466,667 shares of common stock to a private investment group who facilitated the completion of the March private placement (Note 11). The holders may fund the purchase of shares through the delivery of a recourse or non-recourse promissory note, bearing interest at the AFR. Under the non-recourse note, the Company's sole recourse shall be to cancel any shares that are being held in escrow. These warrants expire on September 8, 1999 and are exercisable at $.83 per share in the second year following the Canadian public offering.

In February 1997, the Company entered into an agreement with the same private investment group to assist the Company with a Canadian initial public offering. In consideration for the assistance, the Company granted warrants to purchase 233,333 shares of common stock. The warrants vested upon completion of the initial public offering on February 11, 1998 (Note 11). These warrants expire two years from the effective date of the initial public offering. The warrants are exercisable at $1.00 per share for the first twelve months and $1.15 per share thereafter.

In August 1997, in connection with the issuance of certain subordinated U.S. notes payable, the Company issued warrants to purchase 166,667 shares of common stock at $1.00 per share (Note 3). These warrants expired in August 1998.

In February 1998, in connection with the initial public offering (Note 11), the Company entered into an agency agreement with an underwriter under which the underwriter guaranteed to purchase all shares which were unsubscribed on the offering day. In compensation for the guarantee, the underwriter received warrants to purchase up to 400,000 shares of the Company's common stock $1.00 per share. The warrants expired in February 1999.

In February 1998, in connection with the issuance of certain subordinated Canadian notes payable (Note 3), the Company issued warrants to purchase 187,500 shares of common stock at $1.00 per share. These warrants expired in February 1999.

In May, 1998, in connection with the issuance of certain notes payable (Note 3), the Company has issued warrants to purchase 350,000 shares of common stock at $.20 per share for the first year and $.23 per share the second year. The warrants expire on May 18, 2000.

In February 1999, in connection with a private placement (Note 15), the Company issued warrants to purchase 612,245 shares of the Company's Series B Preferred Stock at a price of U.S.$.98. The warrants expire in August 1999.

                      SYMPLEX COMMUNICATIONS CORPORATION

                        Notes to Financial Statements
Note 9 - Income Taxes
---------------------

The Company's provision for income taxes for the year ended December 31, 1997 consists of the following:

Federal
  Deferred expense                                              $ 1,232,070
  Decrease in valuation allowance                                (1,232,070)
                                                                -----------
Total                                                           $         -
                                                                 ==========

The net deferred income tax asset as of December 31, 1998 in the accompanying balance sheet include the following:

  Deferred tax assets                                           $   294,536
  Valuation allowance                                              (294,536)
                                                                -----------
Total                                                           $         -
                                                                 ==========

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

Note 10 - Export Sales
----------------------

All of the Company's business is transacted in U.S. dollars and the company has no foreign currency translation adjustments. Export sales for the years ended December 31, 1998 and 1997 were as follows:


                                                                   Years Ended
                                                                   December 31,
                                                       --------------------------------------
                                                            1998                     1997
                                                       ------------             -------------
U.S.                                                   $  732,375                 $ 1,411,348
Germany                                                 2,023,021                     390,117
Belgium                                                         -                     198,928
Japan                                                     158,983                     311,204
Netherlands                                               560,553                     373,464
Spain                                                     203,221                     195,420
United Kingdom                                            251,701                     220,379
Other                                                     422,548                     836,703
                                                       ------------             -------------
Total sales                                            $4,352,402                 $ 3,937,563
                                                       ============             =============

                      SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to Financial Statements


Note 11 - Private and Public Offerings
--------------------------------------

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

In connection with the offering, the Company entered into an agency agreement with an underwriter under which the underwriter received a commission consisting of cash, stock and warrants of the Company. The Company paid all expenses of the underwriter in connection with the IPO. The commission consisted of 7.5% of the offering price per share sold and 70,000 shares of common stock of the Company. As part of the agreement, the underwriter guaranteed to purchase all shares, which were unsubscribed on the offering day. In compensation for the guarantee, the underwriter received warrants to purchase up to 400,000 shares of the Company's stock at the IPO price. The warrants expire one year from their issue date.


Note 12 - Stock Options
-----------------------

Employee Incentive Plans - February 1997 Option Plan
----------------------------------------------------

In February 1997, the Board adopted a Nonstatutory Stock Option Plan ("the February 1997 Plan"). Under this plan, the Board approved a program to grant certain employees the right to purchase common stock of the Company for $.45 per share ("the employee share purchase program"). Under the employee share purchase program, the employees may fund the purchase of shares through the delivery of a recourse or non-recourse promissory note, bearing interest at the Applicable Federal Rate. Under the non-recourse note, the Company's sole recourse shall be to cancel any shares that are being held in escrow. Option grants under this plan expire prior to the submission of a prospectus for an initial public offering. Certain restrictions on the stock exist for an 18-month period.

During 1997, the Company awarded options, all of which were exercised, to purchase 738,800 shares of common stock pursuant to this plan. According to the terms of the employee share purchase program, the stock vests incrementally over 18 months and is held in escrow until vested and the attributable portion of any outstanding note is paid. Of the total shares purchased under this plan, 380,090 were forfeited as of December 31, 1998 pursuant to the vesting provisions. A total of approximately $46,500 was charged to compensation expense over the 18 month vesting period for the 124,039 shares issued with recourse notes based upon the purchase price of $.45 per share and a market price of $.83 per share. The options exercised with non-recourse notes are treated as a variable plan. Compensation expense recorded over the 18 month vesting period for

                      SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to Financial Statements


Note 12 - Stock Options (continued)
-----------------------------------

the 614,761 shares issued with non-recourse notes, computed as the difference between the $.45 per share purchase price plus accrued interest, and the current market price which at the time of issuance was $.83 per share. As of December 31, 1998, 318,950 shares were vested and the balance on the notes receivable was $143,528. Total stock based compensation expense for the years ended December 31, 1998 and 1997 included in general and administrative expense was $24,741 and $177,505, respectively.

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

Employee Incentive Plans - April 1997 Option Plan
-------------------------------------------------

In April 1997, the Board adopted a Nonstatutory Stock Option Plan ("the April 1997 Plan"). This plan provides for grants to executives and other key employees including officers who may be members of the Board of Directors. The plan is administered by a committee of Board members, which determines the issuance of options and their terms.

During the year ended December 31, 1997, the Company granted options to purchase 1,284,101 shares of common stock at $1 per share under the April 1997 Plan. 673,017 of these shares are fully vested. The remaining options vest over thirty-six months, however, no vesting shall occur prior to six months from the date of grant. Additional grants in 1998 under the April 1997 Plan amounted to 288,833. None of the options have been exercised and 1,159,790 remain outstanding as of December 31, 1998 after taking into effect the cancellation of 413,144.

On August 14, 1998, the majority of the options granted under the April 1997 Plan were re-priced to $.31 per common share.

                      SYMPLEX COMMUNICATIONS CORPORATION

                        Notes to Financial Statements


Note 12 - Stock Options (continued)
-----------------------------------
The following is a summary of options and warrants granted:

                                                                                                Exercise
                                                                                                  Price
                                                              Options            Warrants       Per Share
                                                          ---------------   ---------------  ---------------
Outstanding December 31, 1997                                   1,140,432           850,000     $.31 - 1.00
  Options granted                                                 288,833                 -      .31 -  .45
  Warrants granted                                                      -         1,170,833      .20 - 1.15
  Options exercised                                                     -                 -               -
  Expired                                                        (269,475)         (166,667)     .31 - 1.00
                                                          ---------------   ---------------  ---------------
Outstanding December 31, 1998                                   1,159,790         1,854,166     $.20 - 1.15
                                                          ===============   ===============  ===============

The Company has the following stock options and warrants outstanding at December 31, 1998:


                                                                                              Exercisable
    Options          Warrants          Exercise             Expiration              -------------------------------
  Outstanding       Outstanding          Price                 Date                    Options           Warrants
--------------   ----------------  ----------------     ----------------------      --------------  ---------------
             -            587,500             $1.00         February 1999                        -          587,500
             -            683,333               .95        September 1999                        -          683,333
             -            233,333              1.15         February 2000                                   233,333
             -            350,000        . 20 - .23           May 2000                                      350,000
       673,017                           .31 - 1.00         November 2001                  673,017
       247,940                           .31 - 1.00        September 2002                  169,270
       238,833                  -        .31 -  .45     August - November 2003              38,023                -
--------------   ----------------                                                   --------------  ---------------
     1,159,790          1,854,166                                                          880,310        1,854,166
==============   ================                                                   ==============  ===============
Weighted average information                  $ .79           22.0 months
                                   ================     ======================


The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized using the fair value approach for stock options and warrants granted pursuant to employee plans. Had compensation cost for the Company's stock options and warrants been determined based on the fair value at the grant date for awards in 1997 and 1998 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                              Years Ended
                                                                             December 31,
                                                                ---------------------------------------
                                                                       1998                  1997
                                                                ----------------      -----------------
Net loss - as reported                                          $     (1,322,722)     $      (3,687,864)
Net loss - pro forma                                            $     (1,408,570)     $      (3,732,145)
Loss per share - as reported                                    $           (.18)     $            (.55)
Loss per share - pro forma                                      $           (.19)     $            (.56)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield and expected volatility of 146%; discount rate of 5.5%; and expected lives of 5 years.

                      SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to Financial Statements


Note 13 - Commitments and Contingency
-------------------------------------

Leases
------

The Company leases building space under an operating lease. Total rent expense was $121,960 and $298,136 for the years ended 1998 and 1997, respectively. The lease expired December 31, 1996, and the Company is currently leasing the space on a month-to-month basis. In addition, certain pieces of office equipment are being leased under operating leases. The monthly rent expense for these items is $5,691. Total rent expense for the office equipment was $77,771 and $81,142 for the years ended 1998 and 1997, respectively.

The following is a schedule of operating lease payments for office equipment.


           December 31,
           ------------

              1999                     $  57,618
              2000                        39,463
              2001                        27,594
                                       ---------

                                       $ 124,675
                                       =========


Litigation
----------

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Note 14 - Continued Existence
-----------------------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained substantial operating losses in 1998 and has a surplus in stockholders' equity of $453,000 and working capital of $657,000 at December 31, 1998. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

As discussed in Note 11, the Company completed an initial public offering of 3,500,000 shares of common stock at a price of US$1.00 per share. Additionally, the Company has established a marketing and sales plan to substantially increase revenues over the revenues recognized in 1997 and 1998. However, there can be no assurances that the planned revenue increase will occur or that the Company will be able to return to a profitable position.

As discussed in Note 15, the Company completed a private placement raising an additional $1.2 million of equity in February 1999.

                      SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to Financial Statements


Note 15 - Subsequent Event
--------------------------

In February 1999, the Company entered into an agreement with a creditor to issue 625,000 shares of common stock in exchange for the settlement of a $500,000 note payable by the Company to the Creditor pursuant to a promissory note issued by the Company on May 19, 1998.

In February 1999, the Company closed with a private investment group to issue 1,224,490 Series A Preferred shares at a price of U.S.$.98. Each Series A Preferred share is convertible into one common share of the Company. In addition, the investment group will receive warrants (Note 8) to purchase 612,245 Series B Preferred shares at a price of U.S.$.98. Each Series B Preferred share is convertible into 1.08 common share of the Company. These warrants expire six months from date of issue.

In February 1999, warrants issued in connection with the initial public offering (Note 11) to purchase up to 400,000 shares of the Company's common stock at $1.00 per share expired. At the same time, warrants issued in connection with the issuance of certain subordinated Canadian notes payable (Note 3) to purchase 187,500 shares of common stock at $1.00 per share expired.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


  None

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

  Following are the names and ages of the directors, executive officers and other key employees of the Company:

  Directors and Executive Officers

Name                  Age                       Position
----                  ---                       --------

Gary R. Brock          49        Chief Executive Officer, President and Director

Thomas Radigan         54        Chief Financial Officer, Treasurer, Secretary and Director

Andrew Brzozowicz      45        Vice-President, Worldwide Sales

Patricia Kalmbach      39        Director

Thomas R. Mayer        63        Director


  Key Employees

Donald Holland         39        Director of Engineering


     Gary R. Brock has been Chief Executive Officer, President and a director of the Company since May 27, 1997. From October 1994 to May 1997 Mr. Brock was Regional Vice President of General DataComm, Inc., a data communication company. From 1991 to 1994 Mr. Brock was Vice President of Marketing of Ascom-Timeplex, Inc., a telecommunications company. He has over 25 years experience in the computer, telecommunications and data networking industry, with over 14 years of such experience in senior sales and marketing management positions.

     Thomas Radigan was appointed Acting Secretary, Treasurer and Chief Financial Officer in February 1997 and assumed those positions on a permanent basis in August 1997. Mr. Radigan has been a director of the Company since 1997. For the past ten years, Mr. Radigan has been an independent financial consultant providing financial and related services on a contract basis to several companies, mostly in high technology industries. Such services have been provided through Business of Finance, Inc., a financial consulting firm wholly-owned by Mr. Radigan. Mr. Radigan has performed Chief Financial Officer services on a contract basis to Opus Capital, LLP, a firm that has provided management and financial consulting services to the Company. Mr. Radigan is a Certified Public Accountant.

     Andrew Brzozowicz is Vice-President of Worldwide Sales for Symplex , with 15 years industry experience, having amassed numerous distinctions for sales and marketing efforts with Fortune 1000 companies such as Sprint International and General DataComm. Mr. Brzozowicz's command of Sprint's sales and marketing campaign in Saudi Arabia and Canada enabled him to gain extensive knowledge of worldwide networking requirements. Mr. Brzozowicz has also served as Director of Sales, Sprint-Canada, Director of Sales, Telenet International, Director of Sales, Gulfnet-Saudi Arabia and his U.S. assignments have been with General DataComm, a worldwide leader in ATM deployment.

     Patricia Kalmbach has been a director of the Company since 1995. For more than six years, Ms. Kalmbach has been President of Avis Enterprises, Inc., a holding company that owns or has owned a variety of businesses, including condominium conversion, land development, construction, auto dealerships, and distribution and manufacturing companies. Currently, Ms. Kalmbach holds director and officer positions in several corporations owned by Avis Enterprises, Inc.

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

     Donald Holland is Director of Engineering for Symplex, with more than 15 years experience developing telecommunications products and protocols. Mr. Holland has been managing data communications product development for more than 13 years, first at Bell Northern Research, then at Network Express, Inc., and since 1992 at Symplex. He was instrumental in the development of Datamizer V architecture and of the DirectRoute product family.

     All executive officers are appointed by the Board of Directors and serve at the Board's discretion.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than ten percent (10%) of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Except as stated below in this paragraph, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 1997 and Form 5 and amendments thereto furnished to the Company with respect to the fiscal year ended December 31, 1998, to the best of the Company's knowledge, the Company's directors, officers and holders of more than ten percent (10%) of its Common Stock complied with all Section 16(a) filing requirements.


ITEM 10. EXECUTIVE COMPENSATION

     Thomas Mayer, President and Chief Executive Officer of the Company from January to May 1997, and Thomas Radigan, Chief Financial Officer, were each appointed to their respective positions in February 1997. Mr. Mayer, and Mr. Radigan prior to his appointment as permanent Chief Financial Officer in August 1997, served the Company in such positions pursuant to an agreement between the Company and Opus Capital, LLP ("Opus"), which provides consulting services to the Company. Pursuant to such agreement, Messrs. Mayer and Radigan (prior to his appointment as permanent Chief Executive Officer) were paid directly by Opus and neither received any cash compensation from the Company. See "Item 12. Certain Relationships and Related Transactions".

     The following table sets forth the compensation paid to the Company's Chief Executive Officer, others who served as Chief Executive Officer during any part of 1998, and its executive officers who were paid more than $100,000 in salary and bonus during the year ended December 31, 1998 (the "Named Executive Officers").

     SUMMARY COMPENSATION TABLE


                                                                                              Long Term
                                                                                            Compensation
                                           Annual Compensation                                  Awards
                                     -------------------------------                       -----------------
                                                                                              Securities
                                                                          Other Annual        Underlying
Name and Principal Position      Year       Salary ($)      Bonus($)     Compensation($)    Options/SARS (#)
---------------------------   ----------  --------------  -----------  ------------------  ------------------
Gary R. Brock /(1)/              1998        130,000         27,188             --                  --
Chief Executive Officer and
 President

Andrew Brzozowicz                1998         85,833           --             50,162              50,000
Vice-President of Worldwide
 Sales

(1) Mr. Brock joined the Company in May 1997.

     Gary R. Brock, Chief Executive Officer and President, is eligible for a quarterly cash bonus of $31,250 if the Company meets mutually agreed upon performance goals, which may include, among other things, revenue, gross margin, operating profit and revenue growth.

     Thomas Radigan, Chief Financial Officer, is compensated at a daily rate of $400 for each day spent after November 1, 1997 on the affairs of the Company (to a maximum of $6,000 per month), plus reimbursement of his reasonable expenses. Mr. Radigan's appointment may be terminated by either party on 30 days notice. He is expected to devote, on an annual basis, approximately 180 days to the affairs of the Company

     The following table presents information concerning individual grants of options to purchase Common Stock of the Company made during the fiscal year ended December 31, 1998 to each of the Named Executive Officers.


OPTION/SAR GRANTS IN LAST FISCAL YEAR

                         Number of Securities          Percent of Total
                         Underlying Unexercised       Options/SARs Granted      Exercise or
                              Options/SARs                to Employees           Base Price
    Name                      Granted (#)               in Fiscal Year            ($/Sh.)       Expiration Date
    ----                ------------------------         --------------            ------        ---------------
   Gary R. Brock                      -                            -                     -                 -
   Andrew Brzozowicz              50,000/(1)/                    17.3%                  0.31             8/13/03


----------------
(1) Options vest as to one-sixth of shares on 9/01/98 and thereafter at the rate of one thirty-sixth (1/36) of the total shares each month.



The following table sets forth the fiscal year-end value of unexercised options to purchase Common Stock of the Company for each Named Executive Officer. Not options or SARs were exercised by the Named Executive Officers during the fiscal year ended December 31, 1998.


            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR END OPTION/SAR VALUES

                                 Number of Securities           Value of Unexercised
                                 Underlying Unexercised      In-the-Money Options/SARs
                               Options/SARs at FY-End (#)         at FY-End ($)(1)
                               --------------------------    --------------------------

             Name              Exercisable  Unexercisable    Exercisable  Unexercisable
             ----              -----------  -------------    -----------  -------------
             Gary R. Brock       95,185        31,482             79,955         26,445

         Andrew Brzozowicz       50,555        42,278             42,466         35,514



----------------
(1) The fair market value of Company Common Stock at December 31, 1998, as determined by the last trade on the Vancouver Stock Exchange, was $0.84 per share.

DIRECTOR COMPENSATION

   Directors of the Company do not receive compensation as such, but are reimbursed for travel costs and expenses incurred in attending Board and Committee meetings. In April1997, the Company granted nonstatutory stock options under the April 1997 Plan to purchase 35,000 shares of Common Stock each to non-employee directors Patricia Kalmbach and Thomas Mayer. The options are exercisable at $0.31 per share and expire five years from the date of grant. As of February 28, 1999, Ms. Kalmbach's options are fully exercisable and 31,673 shares of Mr. Mayer's are exercisable, the balance vest at the rate of 667 shares for each meeting of directors attended. The Board of Directors meets monthly.

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

   The Board of Directors capped the number of shares of the Company's Common Stock reserved for issuance pursuant to options granted under the February 1997 Option Plan at 819,023. During 1997 the Company granted an aggregate of 738,800 options to purchase Common Stock under the February 1997 Option Plan. All options were granted at the exercise price of $.45 per share. Holders of an aggregate of 738,800 options under the February 1997 Option Plan exercised their options. The purchase price for all such option exercises was paid by recourse or non-recourse promissory notes from the optionees to the Company, secured by the underlying shares. As of February 28, 1999 318,950 of such shares are subject to vesting and repurchase by the Company under the terms described in the following paragraph. 77,965 of such shares were purchased by delivery of six-month interest-free recourse promissory notes and were subject to repurchase by the Company in the event of termination of employment prior to September 15, 1997. No further options will be granted pursuant to the February 1997 Option Plan.

318,950 outstanding shares of Common Stock purchased with promissory notes under the February 1997 Option Plan vest in equal monthly installments over 36 months. Payment for such shares was by delivery to the Company of recourse or non-recourse promissory notes, due in three years and bearing interest at 6.5%, and the shares issued pursuant to such exercise are held in escrow pending payment in full of the principal amount of the note and accrued interest. The employee has the right to prepay monthly 1/36th of the amount due under the note and to obtain release from escrow of the appropriate number of shares. If prior to the due date under the note the participant's employment or other service to the Company is terminated for any reason other than death and there is a balance due under the note, the Company has the right to repurchase the shares held in escrow to the extent not vested, at the exercise price per share plus interest, to be paid and satisfied by set-off against the balance due under the Note. The Company's repurchase right does not apply in the event of a sale of all or substantially all of the assets of the Company, or in the event of the death of the employee while in employment, in which event the note will become immediately due and payable and the employee's estate will have the right to prepay the note at any time and obtain release of the shares from escrow.

   Stock options under the February 1997 Option Plan were granted to and exercised by the Named Executive Officers as follows: 133,333 shares were granted to and exercised by Gary Brock at $.45 per share. In addition, 20,833 shares under the February 1997 Option Plan were granted to and exercised by Thomas Radigan at $.45 per share. Shares purchased by Mr. Radigan are subject to vesting and repurchase as follows: one-twelfth of the shares vest for each full month of employment after January 1, 1997; provided, however, that if the holder's employment is involuntarily terminated for any reason prior to July 31, 1997, the holder will be vested as to seven-twelfths of such shares. All other terms are as described in the prior paragraph.

   April 1997 Option Plan

   The Company's IPO Stock Option Plan (the "April 1997 Plan") was adopted by the Board of Directors of the Company on April 29, 1997. The April 1997 Plan provides that the aggregate number of shares reserved for issuance under the April 1997 Plan, when added to shares reserved for issuance under any other stock compensation arrangement, including other stock option plans and options not granted under an option plan, may not exceed in the aggregate 1,500,000.
The April 1997 Plan provides for grants of non-statutory stock options only to executive and other key employees (including officers who may be members of the Board of Directors) of the Company, or any subsidiary or parent corporations of the Company. The April 1997 Plan is administered by a committee appointed by the Board, which determines optionees and the terms of options granted, including the exercise price, number of shares subject to the option, and the exercisability thereof. The terms of options granted under the April 1997 Plan generally may not exceed five years and the exercise price of stock options granted under the April 1997 Plan must be at least equal to the fair market
value of the underlying shares on the date of grant.   An option may not be
granted under the April 1997 Plan to any person if, as the result of such grant, such person would at the time of such grant hold options, under the April 1997 Plan and any other stock option plan, to acquire in the aggregate more than five percent (5%) of the issued and outstanding shares of Common Stock of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The following table sets forth information regarding the beneficial ownership of shares of Common Stock and of Common Stock Equivalents (resulting from potential conversion of Preferred shares to Common, see Item 7. Note 15) of the Company for each director and director nominee of the Company, for the Chief Executive Officer, for others who served as Chief Executive Officer during any part of 1998, for its executive officers who were paid more than $100,000 in 1998, for all directors and executive officers of the Company as a group, and for each shareholder who is known by the Company to own more than 5% of the Company's Stock as of February 28, 1999.

                                                          Number of
Name and Address                                       Common Shares                       Percent of
Of Beneficial Owner                                   Beneficially Owned                Outstanding Shares
-------------------                                   ------------------                ------------------
Surinder S. Chandok/(1)/                                1,885,715/(2)/                          18.2%
  35 Research Drive
  Ann Arbor, MI  48103
Opus Capital, LLP/(3)/                                  1,409,999/(4)/                          13.6%
  1113 Spruce Street, Ste. 400
  Boulder, CO 80302
Opus Capital Fund, LLC/(5)/                               905,000/(6)/                           9.2%
  1113 Spruce Street, Ste. 400
  Boulder, CO 80302
Gary R. Brock                                             658,704/(7)/                           6.7%
  35 Research Drive
  Ann Arbor, MI 48103
Thomas Radigan                                            182,773/(8)/                           1.9%
  35 Research Drive
  Ann Arbor, MI 48103
Thomas R. Mayer.                                          186,333/(9)/                           1.9%
  35 Research Drive
  Ann Arbor, MI 48103
Andrew Brzozowicz                                          53,898/(10)/                            *
  35 Research Drive
  Ann Arbor, MI  48103
Patricia Kalmbach                                          35,000/(11)/                            *
  35 Research Drive
  Ann Arbor, MI 48103
All directors and executive officers as a               3,002,423/(12)/                         27.7%
 group (six persons )

---------------------------------------------

*Less than one percent.

(1) Became beneficial owner of shares of Common Stock and director in February 1999 after completion of a private placement by the Company.
(2) Includes 1,224,490 preferred shares convertible on demand into an equivalent amount of common shares. Includes warrants to purchase preferred shares convertible into 661,225 common shares, which are currently exercisable or become exercisable within 60 days.
(3) The general partners of Opus Capital, LLP are Dieter Heidrich and Daryl Yurek, 1113 Spruce Street, Boulder, CO 80302.
(4) Includes warrants to purchase 504,999 common shares, which are currently exercisable or become exercisable within 60 days. Opus Capital, LLP is the manager of Opus Capital Fund, LLC (the "Fund"). Includes 771,667 common shares owned by the Fund and warrants held by the Fund to purchase 133,333 common shares which are currently exercisable or become exercisable within 60 days.
(5)    The manager of Opus Capital Fund, LLC is Opus Capital LLP.
(6) Includes warrants to purchase 133,333 common shares, which are currently exercisable or become exercisable within 60 days.
(7) Includes options to purchase 98,704 common shares, which are currently exercisable or become exercisable within 60 days.
(8)    Includes options to purchase 78,940 common shares, which are currently
       exercisable or become exercisable within 60 days.    Includes warrants to
       purchase 63,000 common shares, which are currently exercisable or become exercisable within 60 days.

(9) Includes option to purchase 31,673 common shares, which are currently exercisable or become exercisable within 60 days. Includes warrants to purchase 94,334 common shares, which are currently exercisable or become exercisable within 60 days.
(10) Includes options to purchase 53,898 common shares, which are currently exercisable or become exercisable within 60 days.
(11) Includes option to purchase 35,000 common shares, which are currently exercisable or become exercisable within 60 days.
(12) Includes options to purchase 298,215 common shares, which are currently exercisable or become exercisable within 60 days. Includes warrants to purchase 157,334 common shares and warrants to purchase preferred shares convertible into 661,225 common shares, which are currently exercisable or become exercisable within 60 days.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On March 5, 1997, the Company issued to George Brostoff 61,603 shares of
    Common Stock at a value of $3.00 per share in satisfaction of arrears of salary in the amount of $184,809 due to him as President and Chief Executive Officer of the Company prior to his resignation from those positions in January 1997.

The Company was a party to a Letter Agreement dated March 6, 1997 (the "Brostoff
    Agreement") with George Brostoff, Former Chief Executive and Chairman of the Board of the Company, pursuant to which Mr. Brostoff agreed to make his services available to the Company on an as needed basis, in the fields of sales, marketing and investor relations. It provides for the payment to Mr. Brostoff of a daily or weekly fee of $500 or $2,500 respectively, depending on the length of the engagement to be performed. In addition, Mr. Brostoff is entitled to a commission of 10% on all sales initiated by him; and 5% on all sales initiated by the Company with his assistance. Compensation terms for other engagements are to be separately negotiated from time to time as appropriate. The Brostoff Agreement expired on June 30, 1997, and through such date the Company paid a total of $24,575 to Mr. Brostoff pursuant to the Brostoff Agreement.

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

Pursuant to the Opus Capital Agreement, Opus made available to Symplex the services of Thomas A. Mayer as Acting President and Chief Executive Officer, and of Thomas Radigan as Acting Chief Financial Officer. Pursuant to such agreement, neither Mr. Mayer nor Mr. Radigan received any cash compensation from Symplex. Both of them were compensated directly by Opus.

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

                                    PART IV


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

 (a) Exhibits:

     See Index to Exhibits.

 (b) Reports on Form 8-K for the quarter ended December 31, 1998:

     None.


                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                SYMPLEX COMMUNICATIONS CORPORATION


                By:    /s/  Gary R. Brock
                       Gary R. Brock
                       Chief Executive Officer

Date:  March 18, 1999


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                               Date
---------                     -----                               ----

/s/ Gary R. Brock             Chief Executive Officer             March 18, 1999
-----------------------       President and Director
Gary R. Brock

/s/ Thomas Radigan            Chief Financial Officer             March 18, 1999
-----------------------       Treasurer, Secretary and Director
Thomas Radigan

/s/ Patricia Kalmbach         Director                            March 18, 1999
-----------------------
Patricia Kalmbach

/s/ Thomas R. Mayer           Director                            March 18, 1999
-----------------------
Thomas R. Mayer

                               INDEX TO EXHIBITS


Exhibit
Number     Description                                      Page No.
------------------------------------------------------------------------

3.1 Certificate of Incorporation of the Company, as amended by Agreement of Merger by and between the Company and Symplex Communications Corporation, a California corporation. /(1)/

3.2        Bylaws of the Company. /(1)/

4.1        Form of Certificate of Common Stock. /(2)/

4.2 Form of warrant granted to holders of convertible promissory notes ("Note Conversion Warrants"). /(3)/

4.3 Form of warrant granted to Canaccord Capital Corporation and C.M. Oliver & Co. ("Underwriter Warrants"). /(3)/

4.4        Form of warrant granted to Opus Capital, LLP ("Opus Services
           Warrant"). /(3)/

4.5        Form of warrant issued to May 1998 private lender. /(4)/

10.1 Symplex Communications Corporation Amended and Restated Nonstatutory Stock Option Plan. /(1)/

10.2       Symplex Communications Corporation IPO Stock Option Plan. /(1)/

10.3 Letter Agreement dated March 6, 1997 between the Company and George Brostoff. /(1)/

10.4 Letter Agreement dated February 12, 1997 between the Company and Opus Capital, LLP. /(1)/

10.6       Restructure Agreement dated March 25, 1997 between the
           Company and Michigan National Bank. /(1)/

10.7 Business Loan Agreement and Addendum to Business Loan Agreement, each dated March 25, 1997, between the Company and Michigan National Bank. /(1)/

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