Form 10QSB
period 1999-03-31
SYMPLEX COMMUNICATIONS CORP
filed 1999-05-14
CIK 1039920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the Transition period from _________________ to ______________________
                        Commission file number 000-22631

                       Symplex Communications Corporation
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

                               Delaware 38-3338110
                               -------------------
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                     35 Research Drive, Ann Arbor, MI 48103
                     --------------------------------------
               (Address of principal executive offices) (Zip Code)

                   (Issuer's telephone number) (734) 995-1555



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

The number of shares of common stock equivalents, $.01 par value, at May 7, 1999
--------------------------------------------------------------------------------
is 9,692,013
------------

Transitional Small Business Disclosure Form (check one):

                                                                [ ] Yes   [X] No

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         Page No.

Item 1. Financial Statements.

        Balance Sheets at March 31, 1999 (unaudited) and
        December 31, 1998                                                  3

        Statements of Operations for the Three Months Ended
        March 31, 1999 (unaudited) and 1998 (unaudited)                    4

        Statement of Stockholders' Equity for the Three Months
        Ended March 31, 1999 (unaudited)                                   5

        Statements of Cash Flows for the Three Months Ended
        March 31, 1999 (unaudited) and 1998 (unaudited)                    6

        Notes to Unaudited Financial Statements                            7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.                              14

PART II - OTHER INFORMATION                                               18

SIGNATURES                                                                18

INDEX TO EXHIBITS                                                         19

                        PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Information

SYMPLEX COMMUNICATIONS CORPORATION

Balance Sheets

--------------------------------------------------------------------------------------------------------------------
                                                                                         March 31     December 31,
Assets (Note 3)                                                                            1999           1998
                                                                                        (unaudited)
                                                                                       -------------  ------------
Currents assets
  Cash and cash equivalents                                                               $ 924,377   $   154,058
  Trade receivables, less allowance for doubtful accounts of $78,763                        332,724     1,326,166
  Inventories (Note 2)                                                                      829,817       601,641
  Prepaid expenses and other current assets                                                  70,777       114,284
                                                                                       -------------  ------------
                                                                                          2,157,695     2,196,149
Total current assets

Property and equipment
  Machinery and equipment                                                                 1,697,295     1,668,919
  Office equipment                                                                          646,681       639,642
  Leasehold improvements                                                                     19,590        19,590
                                                                                       -------------  ------------
                                                                                           2,363,56     2,328,151
Total
  Less accumulated depreciation                                                          (2,140,839)   (2,116,892)
                                                                                       -------------  ------------
           Net property and equipment                                                       222,727       211,259

Other Assets                                                                                 44,945             -
Deferred offering and financing costs                                                             -        44,819
                                                                                       -------------  ------------
Total assets                                                                             $2,425,367   $ 2,452,227
                                                                                       =============  ============
Liabilities and stockholders' equity

Current liabilities
  Trade payables                                                                            405,959   $   406,222
  Accrued expenses                                                                          305,890       376,830
  Unearned maintenance revenue                                                               21,814        12,945
  Notes payable - revolving (Note 3)                                                        400,000       438,767
  Notes payable - current portion (Note 3)                                                  180,000       240,000
  Notes payable - other (Note 3)                                                                  -        63,950
                                                                                       -------------  ------------
                                                                                            313,663     1,538,714
Total current liabilities

Notes payable - less current portion (Note 3)                                                     -       460,604
                                                                                       -------------  ------------
           Total liabilities                                                              1,313,663     1,999,318
                                                                                       -------------  ------------

Stockholders' equity (Notes 7,10 and 11)
  Common stock, $.01 par value; 24,000,000 shares authorized and 8,467,523 shares issued and outstanding (including 302,505 shares held in escrow) at
    March 31, 1999 and 7,838,968 shares issued and outstanding at 1998                       84,674        78,388
  Preferred stock, $.01 par value; 6,000,000 shares authorized and 1,224,490 shares issued and outstanding at March 31, 1999 and zero shares issued and
   outstanding at 1998                                                                       12,245             -
  Additional paid-in capital                                                              7,281,112     5,723,414
  Additional paid-in capital - warrants                                                     131,616       131,616
  Notes receivable - recourse                                                               (32,743)      (32,743)
  Notes receivable - non-recourse                                                          (103,385)     (110,785)
                                                                                         (6,261,815)   (5,336,981)
                                                                                       -------------  ------------
Retained earnings (accumulated deficit)
           Total stockholders' equity                                                     1,111,704       452,909
                                                                                       -------------  ------------
Total liabilities and stockholders' equity                                              $ 2,425,367   $ 2,452,227
                                                                                       =============  ============

                      See notes to financial statements.

SYMPLEX COMMUNICATIONS CORPORATION

Statements of Operations

---------------------------------------------------------------------------------------


                                                     Three Months Ended March 31,
                                                        1999               1998
                                                  -----------------  -----------------
                                                              (unaudited)
                                                  ------------------------------------
Net sales and revenue (Note 9)
  Manufactured products                           $       359,763      $      78,637

Maintenance contracts and service                          16,652             29,262
                                                  ---------------      -------------

Total net sales and revenues                              376,415            107,899

Costs and expenses
  Cost of products sold                                   226,003             41,727
  Selling and marketing                                   270,694            284,789
  General and administrative (Note 11)                    350,926            288,282
  Research and development                                263,527            130,999
  Engineering                                             103,436             55,933
  Service                                                  60,177             57,746
                                                  ---------------      -------------
Total costs and expenses                                1,274,763            859,476
                                                  ---------------      -------------


Operating income (loss)                                  (898,348)          (751,577)


Other (expense) income
  Interest expense                                        (29,029)           (42,935)
  Amortization of discount on notes payable                (6,951)                 -

Other income                                                9,494             11,358
                                                  ---------------      -------------

Total other income and
                                                          (26,486)           (31,577)
Expenses
                                                  ---------------      -------------
Net loss                                          $      (924,834)     $    (783,154)
                                                  ===============      =============

Loss per basic and diluted common share           $         (0.11)     $       (0.13)
                                                  ===============      =============
Weighted average common shares outstanding              8,694,269          6,229,081
                                                  ===============      =============

                      See notes to financial statements.

SYMPLEX COMMUNICATIONS CORPORATION

Statements of stockholders' equity
Three months ended March 31, 1999 (unaudited)

----------------------------------------------------------------------------------------------------------------------------------


                                                                                     Additional
                                                                                      Paid-in     Additional
                                                  Number      Common     Preferred    Capital     Paid-in
                                                of Shares     Stock        Stock      Warrants     Capital
                                             ----------------------------------------------------------------
Balance - December 31, 1998                     7,838,968     78,388                  131,616    5,723,414

  Issuance of preferred stock,
     net of $133,608 in offering costs -
     private placement offering (Note 10)       1,224,490                 12,245                 1,054,147
  Issuance of common stock fee related to
     private offering                              20,000        200                                19,400

  Employee stock purchase plan (Note 11)          (16,445)      (164)                               (7,236)
  Issuance of common stock, net of $2,363
     in costs, - conversion of debt to
     equity (Note 3)                              625,000      6,250                               491,387
  Net loss
                                             ----------------------------------------------------------------
Balance - March 31, 1999                        9,692,013    $84,674      12,245     $131,616   $7,281,112
                                             ================================================================

                                                                                       Retained
                                                 Notes              Notes              Earnings
                                               Receivable         Receivable          (Accumulated
                                                Recourse         Non-recourse           Deficit)             Total
                                             ------------------------------------------------------------------------
Balance - December 31, 1998                      (32,743)           (110,785)          (5,336,981)           452,909

  Issuance of preferred stock,
     net of $133,608 in offering costs -
     private placement offering (Note 10)                                                                  1,066,392
  Issuance of common stock fee related to
     private offering                                                                                         19,600

  Employee stock purchase plan (Note 11)                               7,400                                       -
  Issuance of common stock, net of $2,363
     in costs, - conversion of debt to
     equity (Note 3)                                                                                         497,637
  Net loss                                                                               (924,834)          (924,834)

                                             ------------------------------------------------------------------------
Balance - March 31, 1999                        $(32,743)          $(103,385)         $(6,261,815)        $1,111,704
                                             ========================================================================

See notes to financial statements.

SYMPLEX COMMUNICATIONS CORPORATION

STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------------------
                                                                           Three Months Ended March 31,
                                                                            1999                  1998
                                                                      -----------------     -----------------
                                                                                   (unaudited)
                                                                      ---------------------------------------
Cash flows from operating activities:
  Net loss                                                               $  (924,834)           $  (783,154)

  Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
    Allowance for inventory obsolescence                                      45,634                      -
    Depreciation                                                              25,507                 37,934
    Loss (gain) on disposal of assets                                         (1,560)                     -
    Amortization of discount on notes payable                                  6,951                      -
    Compensation recognized for stock options                                      -                  4,310
    (Gain) on forgiveness of debt                                            (14,685)                     -
    Changes in assets and liabilities:
      Trade receivables                                                      993,442                551,957
      Inventories                                                           (273,810)              (264,699)
      Prepaid expenses and other current assets                               31,007                (49,852)
      Trade payables                                                            (263)              (754,563)
      Unearned maintenance revenue                                             8,869
                                                                                                          -
      Accrued expenses                                                       (70,940)              (169,373)
                                                                        --------------------------------------
           Total adjustments                                                 750,152               (644,286)
                                                                        --------------------------------------
          Net cash used in operating activities                            (174,682)            (1,427,440)

Cash flows from investing activities:
       Purchases of property and equipment                                   (36,975)               (14,132)
       Proceeds from sales of equipment                                        1,560                      -
                                                                        --------------------------------------
           Net cash used in investing activities                             (35,415)               (14,132)

Cash flows from financing activities:
         Payments on line of credit                                          (38,767)               (42,500)
         Borrowings (payments) of notes payable                             (109,265)                61,450
         Payments of bridge financing                                              -             (1,163,984)
         Payment of fees related to conversion of debt to equity              (2,363)                     -
         Deferred offering and financing costs                                44,819                571,984
         Proceeds from issuance of common stock                                    -              2,529,383
         Proceeds (net) from issuance of preferred stock                   1,085,992                      -
                                                                        --------------------------------------
           Net cash provided by financing activities                         980,416              1,956,333
                                                                        --------------------------------------
Net (decrease) increase in cash                                              770,319                514,761

Cash - beginning of period                                                   154,058                 24,554
                                                                        --------------------------------------
Cash - end of period                                                         924,377                539,315
                                                                        ======================================
Supplemental disclosure of cash flow information
         Cash paid during the period for interest                        $    33,753            $    42,936
                                                                        ======================================
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Conversion of long-term debt to common stock                          $  (500,000)           $        -
                                                                        ======================================
   Issuance of common stock as a financing fee                           $    19,600            $        -
                                                                        ======================================
   Cancelled notes receivable and stock held in escrow returned to
     treasury                                                            $     7,400            $        -
                                                                        ======================================
  Notes receivable retired in exchange for common stock                  $         -            $  (16,888)
                                                                        ======================================

                      See notes to financial statements.

                      SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to financial statements

-------------------------------------------------------------------------------


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

Significant Accounting Policies - Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market (net realizable value). Inventory reserves are established and recorded periodically as such requirements can be identified and quantified based on such factors as new product releases obsoleting existing products, focused marketing activities effectively relieving excess inventories, trends of ongoing specific product sales activities and, where possible, alternative uses for slow moving inventory components.

Interim unaudited financial statements - Information with respect to March 31, 1999 and 1998, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results of the entire year.


2.    INVENTORIES

Inventories as of March 31, 1999 and December 31, 1998 consist of the following:

                                                                          March 31,             December 31,
                                                                             1999                   1998
                                                                         (unaudited)
                                                                       -----------------      ------------------
       Raw materials                                                         $ 242,930              $  273,345
       Work-in-process                                                         951,445                 536,632
       Finished goods                                                          423,666                 546,163
                                                                       -----------------      ------------------
                                                                             1,618,041               1,356,140
            Less reserve for obsolescence                                     (788,224)               (754,499)
                                                                       -----------------      ------------------
       Total                                                                 $ 829,817              $  601,641
                                                                       =================      ==================

                       SYMPLEX COMMUNICATIONS CORPORATION

                          Notes to Financial Statements

3.   NOTES PAYABLE

The Company has a line-of-credit agreement which provides for borrowings up to $500,000 at 2% above the bank's prime rate (prime was 7.75% at March 31, 1999), secured by all assets of the Company. The Company had borrowings against this line-of-credit of $400,000 at March 31, 1999 and $438,767 at December 31, 1998.


In March 1998, the Company restructured its original $1,000,000 bank line of credit agreement. Under the new agreement, $500,000 of the December 31, 1996 balance was converted to a term note payable, with $500,000 remaining as the amount available under the line of credit. The term note matures December 31, 1999 and requires quarterly principal payments, beginning September 1, 1997, of $10,000 for the first two payments, and $60,000 for the remaining eight. Both the new term agreement and the line of credit require quarterly and monthly interest payments, respectively, at a variable rate of 2% above the bank's prime rate. Both agreements are secured by all assets of the Company and contain restrictive covenants. At March 31, 1999, the term note balance was $180,000.

The line of credit agreement matured March 31, 1999 and the bank has indicated its unwillingness to renew the line. The Company is currently negotiating with the bank for an agreeable resolution to this outstanding indebtedness of $400,000. However, any settlement agreement with the bank requiring cash payments in 1999 will divert critical resources away from the operating capital requirements during a period when the Company's cash flows are expected to be insufficient to attain its second-half 1999 objectives without an additional capital infusion.

The agreement for the line-of-credit and the term note contain restrictive covenants, the most significant of which require the Company to 1) maintain certain levels of net worth, as defined; 2) maintain certain levels of working capital; and 3) maintain a certain level of total liabilities to net worth. The Company was in compliance with the covenants at March 31, 1999. Further, there can be no assurances that these covenants will be attainable on an ongoing basis. Any noncompliance gives the bank the right to exercise its remedies under the loan agreements, including but not limited to acceleration of repayment and repossession of collateral.

In May 1998, the Company secured $500,000 in term note borrowings from a private investor. The principal balance on the two-year note bears interest at 15% payable quarterly with the entire principal balance due in May 2000. In consideration of the borrowing, the Company issued to the lender a warrant to purchase 350,000 shares of common stock at an exercise price of $.20 per share in year one and $.23 per share in year two. In quarter one 1999, the Company entered into an agreement with the private investor to issue 625,000 shares of common stock in exchange for the settlement of the $500,000 note payable.

                      SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to Financial Statements

NOTES PAYABLE - continued

Notes payable consisted of the following:

                                                                               March 31        December 31,
                                                                                 1999              1998
                                                                             (unaudited)
                                                                            ---------------   ---------------
       Subordinated note payable with detachable warrants. Interest at the rate of 15%; the warrants allow the note holders to purchase up to 350,000 shares of common stock until May 18, 2000 at a price of $0.20 in the first year and $0.23 in the second year. (Note 8).
        Converted to common stock in February 1999.                                  -           500,000


       Term note payable.  Payments of $60,000 quarterly including interest at prime rate plus 2% (prime was 7.75% at March 31,
        1999 and 8.5% at December 31, 1998, respectively).  Secured by all
        assets of the Company.                                                 180,000           240,000


       Unsecured note payable.  Principal payments of $7,500 per month plus accrued interest at the rate of 9% per annum.  Paid in
        full in March 1999.                                                          -            63,950
                                                                              --------        ----------

             Total                                                             180,000           803,950
       Unamortized discount                                                          0           (39,396)
       Less current maturities                                                 180,000          (303,950)
                                                                              --------        ----------
       Long term portion                                                      $      0        $  460,604
                                                                              ========        ==========


4.    LEASES

The Company leases building space under an operating lease. Total rent expense was approximately $30,000 and $34,000 for the three months ended March 31, 1999 and 1998, respectively. The lease expired on December 31, 1996, and the Company is currently leasing the space on a month-to-month basis.

                      SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to Financial Statements


5.    EMPLOYEE SAVINGS AND RETIREMENT PLAN

The Company has a 40l(k) Employee Savings and Retirement Plan (the "Plan"), a defined contribution plan, covering substantially all employees The Plan allows for additional discretionary employer contributions. The Company discontinued employer matching in April 1997.

6.    RELATED PARTY TRANSACTIONS

The Company has an agreement with a stockholder under which it annually pays royalties in the amount of 2% of qualified sales or $150,000, whichever is the lesser amount. The total royalty expense was $900 and $1,800 for the three months ended March 31, 1999 and 1998, respectively.

7.    COMMON AND PREFERRED STOCK

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

8.    WARRANTS

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

In February 1997, the Board granted warrants to purchase 466,667 shares of common stock to a private investment and consulting group who facilitated the completion of a private placement in 1997 and provided consulting services to the Company. The holders may fund the purchase of shares through the delivery of a recourse or non-recourse promissory note, bearing interest at the AFR. Under the non-recourse note, the Company's sole recourse shall be to cancel any shares that are being held in escrow. These warrants expire on September 8, 1999 and are exercisable at $.83 per share in the first year following the Canadian public offering and $0.95 in the second year.


In February 1997, the Company entered into an agreement with the same private investment group to assist the Company with a Canadian initial public offering. In consideration for the assistance, the Company granted warrants to purchase 233,333 shares of common stock. The warrants vested upon

                      SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to Financial Statements


WARRANTS - continued

completion of the initial public offering on February 11, 1998 (Note 10). These warrants expire two years from the effective date of the initial public offering. The warrants are exercisable at $1.00 per share for the first twelve months and $1.15 per share thereafter.

In February 1998, in connection with the initial public offering (Note 10), the Company entered into an agency agreement with an underwriter under which the underwriter guaranteed to purchase all shares which were unsubscribed on the offering day. In compensation for the guarantee, the underwriter received warrants to purchase up to 400,000 shares of the Company's common stock $1.00 per share. The warrants expired in February 1999.

In February 1998, in connection with completion of the IPO (Note 10), the Company issued warrants to purchase 187,500 shares of common stock at $1.00 per share. These warrants expired in February 1999.

In May 1998, in connection with the issuance of certain subordinated notes payable, the Company issued a warrant to purchase 350,000 shares of common stock at $0.20 per share if exercised by May 18, 1999 and $0.23 per share if exercised by May 18, 2000 (Note 3).

In February 1999, in connection with a private placement (Note 10), the Company issued warrants to purchase 612,245 shares of the Company's Series B Preferred Stock at a price of U.S.$.98. The warrants expire in August 1999.

9.    SALES

All of the Company's business is transacted in U.S. dollars and the Company has no foreign currency translation adjustments. Export sales for the three months ended March 31, 1999 and 1998, respectively, were as follows:

                                           Three Months Ended
                                         1999             1998
                                               (unaudited)
                                 ---------------------------------
       U.S.                        $     112,438    $      91,911
       Germany                            75,978         (191,889)
       Japan                               5,994           27,099
       Netherlands                        68,233           56,149
       Other                             113,772          124,629
                                 ---------------------------------
       Total sales                 $     376,415    $     107,899
                                 =================================

                      SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to Financial Statements


10.   PUBLIC AND PRIVATE OFFERINGS

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

In connection with the offering, the Company entered into an agency agreement with an underwriter under which the underwriter received a commission consisting of cash, stock and warrants of the Company. The Company paid all expenses of the underwriter in connection with the IPO. The commission consisted of 7.5% of the offering price per share sold and 70,000 shares of common stock of the Company. As part of the agreement, the underwriter guaranteed to purchase all shares, which were unsubscribed on the offering day. In compensation for the guarantee, the underwriter received warrants (N ote 8) to purchase up to 400,000 shares of the Company's stock at the IPO price. The warrants expired in February 1999.

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

11.   STOCK OPTIONS

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

During the second quarter of 1997, the Company awarded options, all of which were exercised, to purchase 738,800 shares pursuant to this plan. According to the terms of the employee share purchase program, the stock vested incrementally over 18 months and is held in escrow until vested and the attributable portion of any outstanding note is paid. Of the total shares purchased under this plan, 396,535 were forfeited as of March 31, 1999 pursuant to the vesting provisions. A total of approximately $46,500 was charged to compensation expense over the 18 month vesting period for the 124,039 shares issued with recourse notes based upon the purchase price of $.45 per share and a market price of $.83 per share. The options exercised with non-recourse notes are treated as a variable plan. Compensation expense was recorded over the 18 month vesting period for the 384,316 shares issued with non-recourse notes, computed as the difference between the $.45 per share purchase price plus accrued interest, and the current market price which at the time of issuance was $.83 per share. As of March 31, 1999, 302,505 shares were vested and the balance on the notes receivable was $136,128. Total stock based compensation

                      SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to Financial Statements

STOCK OPTIONS - continued

expense for the three months ended March 31, 1999 and 1998 included in general and administrative expense was $0 and $4,310, respectively.

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

During the year ended December 31, 1997, the Company granted options to purchase 1,284,101 shares of common stock at $1 per share under the April 1997 Plan. Of these shares, 673,017 are fully vested. The remaining options vest over thirty-six months, however, no vesting shall occur prior to six months from the date of grant. Additional grants as of March 31, 1999 under the April 1997 Plan amounted to 353,833 shares. None of the options have been exercised and 1,224,790 remain outstanding as of March 31, 1999 after taking into effect the cancellation of 413,144. In August 1998, the Company re-priced the exercise price to $0.31 per common share for the majority of these options.

12.   LITIGATION

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

13.   BRIDGE LOAN FINANCING

In August 1997, the Company obtained bridge financing of $1,164,000 in subordinated promissory notes. The notes bear interest at prime plus 2% and were due August 27, 1998 or such earlier date as described below.

Certain of the notes, aggregating $700,000, were convertible within 7 days of receipt of the filing of a final prospectus, into 700,000 shares of common stock and warrants to purchase 350,000 shares at $1.00 per share. Upon completion of the IPO, 187,500 warrants (Note 8) were issued on conversion of notes totaling $375,000 and the warrants expired in quarter one 1999. The remaining notes totaling $325,000 were retired upon completion of the IPO (Note 10).

Other notes aggregating $500,000 were due within 15 days of the completion of the Canadian public offering. Concurrently with the issuance of these notes the noteholders received warrants (Note 8) allowing the holders to purchase up to 166,667 shares of common stock at any time prior to August 27, 1998 at $1.00 per share. These notes were retired upon completion of the IPO and the associated warrants expired as of August 27, 1998.

                                    ******

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


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

Results of Operations


Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998
-------------------------------------------------------------------------------

Net Sales: Gross sales for the three months ended March 31, 1999 totaled $432,659 before returns of $56,244, for net sales of $376,415 as compared to gross sales of $368,665 before returns of $260,766, for net sales of $107,899 for the same period in 1998. The increase in net sales of $268,516, or 249%, can be attributed to (i) a modest increase in North American sales mostly from Datamizer products, (ii) a significant decline in sales returns of $204,522 mostly in Europe, and (iii) an increase in European sales of mostly DirectRoute products offset partially by a decline in Pacific Rim sales of Datamizer products.

The gross margin for the three months ended March 31, 1999 was $150,412, or 40.0%, as compared to $66,172, or 61.3%, for the comparable period in 1998. This 21.3% decrease is attributable to (i) a significant amount of sales returns in quarter one 1998 artificially overstating the margin, (ii) a 9.3% margin loss from additional inventory obsolescence reserve and (iii) a 6.6% margin loss from quarter two 1999 inventory disposal adjustments and offset somewhat by healthy margins on Datamizer products, including Datamizer 6, that represented a higher percentage of total quarterly revenue.

Sales and marketing expense: Sales and marketing expenses for the three months ended March 31, 1999 were $270,694 as compared to $284,789 for the comparable three-month period in 1998.

This $14,095 decrease is attributable primarily to reductions in compensation and promotional costs, offset by an increase in travel expenses.

Research and development expenses: Research and development expenses for the three months ended March 31, 1999 were $263,527 compared to $130,999 for the first quarter of 1998. This $132,528 unfavorable impact results primarily from a significant increase in outside professional services relating to product development and a lesser increase in compensation expense.

General and administrative, engineering and service expenses: General and administrative expenses for the three months-ended March 31, 1999 were $350,926 as compared to $288,282 for the similar period in 1998. The $62,644 increase resulted from an increase in compensation, offset by a decrease in equipment rental expenses. Engineering expenses for the three months ended March 31, 1999 were $103,436 as compared to $55,933 for the comparable period in 1998. This $47,503 increase resulted primarily from increases in compensation and new product test expenses. Service expenses for the three months ended March 31, 1999 were $60,177 as compared to $57,746 for the comparable period in 1998. This $2,431 increase resulted from compensation.

Net Loss: The Company reported a net loss of $924,834 or $.11 per share for the three months ended March 31, 1999 as compared to a net loss of $783,154 or $.13 per share for the comparable period in 1998. The increase in the quarterly loss amount results from delayed opportunities, principally, in new product development and release efforts caused by the delays associated with the final testing and commercial release of RO 2 and Datamizer 6 products. The incremental costs related to the development and comprehensive beta-site testing of these products were incurred in quarter one 1999 without the benefit of material sales activity until March 1999.

Liquidity and Capital Resources
-------------------------------

In quarter one 1999 as compared to the corresponding three-month period in 1998, Symplex has experienced a moderate increase in losses. The Company financed its operating loss for the three months of 1999 principally through operating cash flow and a $1.2 million private placement of preferred shares before expenses. The Company executed a non-cash conversion of face value debt financing of $500,000 to 625,000 common shares of equity.

Cash utilized in operating activities for the three months ended March 31, 1999 was $174,682 as compared to $1,427,440 in the corresponding period of 1998. Cash generated by financing activities through March 31, 1999 totaled $980,416 as compared to $1,956,333 in the corresponding period of 1998. The source of these funds in 1999 was the private placement proceeds of $1,200,000 before expenses, offset by payments of borrowings of $148,032. In a non-cash transaction, the Company issued equity valued at $497,637 and concurrently retired a long-term notes payable with a principal balance outstanding of $500,000 in a non-cash transaction.

The Company's cash resources have been adversely impacted by the first quarter 1999 expenditure increases related to new product development and a overall margin erosion from one time accounting adjustments. The accounts receivable turnover at March 31, 1999 was 1.8 times annually or approximately 204 days to collection while inventory turnover was 1.3 times annually or approximately 289 days in inventory. Management anticipates that the receivable and inventory turnover ratios will improve in the second quarter of 1999, and thereafter, as revenues return to more normal quarterly levels.

At March 31, 1999, Symplex had borrowings of $400,000 against its $500,000 line of credit agreement. In addition, Symplex has outstanding bank debt of $180,000 under a long-term agreement. The term note matures December 31, 1999 and has three remaining quarterly payments of $60,000 each. Both the term agreement and the line of credit require interest payments at the variable rate of 2% above the bank's prime rate. Both agreements are secured by all the assets of the Company and contain restrictive covenants. The line of credit agreement matured on March 31, 1999 and the bank has indicated its unwillingness to renew the line. The Company is currently negotiating with the bank for an agreeable resolution in this matter. The Company had previously re-negotiated the covenants and was in compliance as of March 31, 1999. There can be no assurance that compliance with these covenants will be attainable on an ongoing basis. However, any settlement agreement with the bank requiring cash payments in 1999 will divert critical resources away from the operating capital requirements during a period when the Company's cash flows are expected to be insufficient to attain its second-half 1999 objectives without an additional capital infusion. Any noncompliance gives the bank the right to exercise its remedies under the loan agreements, including, but not limited to, acceleration of repayment and repossession of collateral.

As of March 31, 1999, the Company's principal sources of liquidity were cash of $924,377 and trade receivables of $332,724. The stockholders' equity at March 31, 1999 totaled $1,111,704 as compared to stockholders' equity of $452,909 at December 31, 1998. At March 31, 1999, the Company had a working capital surplus of $844,032 as compared to a working capital surplus of $657,435 at December 31, 1998.

While the Company has generated an operating loss in quarter one 1999, it does anticipate that the second half of 1999 will generate nominal net income. In the opinion of management, the private placement net proceeds of $1,085,992, the existing sources of liquidity and the funds generated from future anticipated operations may not be sufficient to meet the Company's second-half 1999 projected working capital and other cash requirements assuming implementation of the operating objectives and attainment of certain revenue expectations without an additional capital infusion. As the Company will require additional debt or equity financing to satisfy its second-half 1999 working capital and other cash requirements, Symplex will continually evaluate the availability and appropriateness of various methods of securing additional financing. There can be no assurances that the Company will seek or successfully obtain additional debt or equity financing or that such financing would not result in substantial dilution to current shareholders. If the Company is unable to raise sufficient additional capital by year-end 1999, its ability to expand operations, accelerate product development and continue to generate revenue growth may be adversely impacted.

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

As a result of the analysis, review and testing, the Company has determined that no significant modifications and or additional testing will be required to limit the Company's vulnerability and does not anticipate any adverse effect will result from the Year 2000 issue. All analysis and testing has been performed by the Company's staff and Symplex does not anticipate any additional costs to evaluate the Year 2000 issue. As new information is presented regarding the Year 2000 issue, the Company will continue to assess the impact on its business, financial condition and results of operations. However, there can be no assurances that the various factors relating to the Year 2000 issue will not have a material adverse effect on Symplex or the systems of other companies that interact with the Company.

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         Included as exhibits are the items listed on the Exhibit Index.

(b)      Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the three months ended March 31, 1999.



                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Symplex Communications Corporation

Date: May 7, 1999                   By: /s/ Gary R. Brock
                                        ------------------------------
                                    Gary R. Brock
                                    President, Chief Executive Officer
                                    (Principal Executive Officer)

Date: May 7 1999                    By: /s/ Thomas Radigan
                                       -------------------------------
                                    Thomas Radigan
                                    Chief Financial Officer, Treasurer,
                                    Secretary (Principal Financial and
                                    Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number   Description                                                                   Page No.
3.1      Certificate of Incorporation of the Company, as amended by Agreement of
         Merger by and between the Company and Symplex Communications
         Corporation, a California corporation.(1)

3.2      Bylaws of the Company. (1)

3.3      Certificate of Amendment to Articles of Incorporation.

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