Form 10QSB
period 1999-06-30
SYMPLEX COMMUNICATIONS CORP
filed 1999-08-16
CIK 1039920

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     June 30, 1999
                                 ------------------

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
              For the Transition period from _________________to
                       Commission file number 000-22631
                                              ---------

                      Symplex Communications Corporation
                    --------------------------------------
       (Exact name of small business issuer as specified in its charter)

                       Delaware              38-3338110
                       --------------------------------
          (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)       Identification No.)

                 35 Research Drive, Ann Arbor, MI       48103
                 --------------------------------------------
           (Address of principal executive offices)    (Zip Code)

                      (Issuer's telephone number)   (734) 995-1555
                                                    --------------


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

The number of shares of common stock equivalents, $.01 par value, at August 13
------------------------------------------------------------------------------
is 9,692,013
------------

Transitional Small Business Disclosure Form (check one):  [_] Yes      [X] No

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                 Page No.
                                                                                                               --------
         Item 1. Financial Statements.

              Balance Sheets at June 30, 1999 (unaudited) and December 31, 1998                                    3

              Statements of Operations for the Three Months Ended June 30, 1999 (unaudited) and
              1998 (unaudited) and for the Six Months Ended June 30, 1999 (unaudited)
              and 1998 (unaudited)                                                                                 4

              Statement of Stockholders' Equity for the Six Months Ended
              June 30, 1999 (unaudited) and Year Ended December 31, 1998                                           5

              Statements of Cash Flows for the Six Months Ended June 30, 1999 (unaudited)
              and 1998 (unaudited)                                                                                 6

              Notes to Unaudited Financial Statements                                                              7

         Item 2. Management's Discussion and Analysis of Financial Condition                                      14
                 and Results of Operations.

PART II - OTHER INFORMATION                                                                                       18

SIGNATURES                                                                                                        18

INDEX TO EXHIBITS                                                                                                 19

                        PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Information

SYMPLEX COMMUNICATIONS CORPORATION

Balance Sheets

--------------------------------------------------------------------------------

                                                                                           June 30,     December 31,
Assets (Note 3)                                                                              1999           1998
                                                                                         (unaudited)
                                                                                       --------------- -------------
Currents assets
  Cash and cash equivalents                                                             $   108,607    $    154,058
  Trade receivables, less allowance for doubtful accounts of $78,763                        289,066       1,326,166
  Inventories (Note 2)                                                                      799,980         601,641
  Prepaid expenses and other current assets                                                  63,113         114,284
                                                                                        -----------    ------------
        Total current assets                                                              1,260,766       2,196,149

Property and equipment
  Machinery and equipment                                                                 1,702,231       1,668,919
  Office equipment                                                                          646,681         639,642
  Leasehold improvements                                                                     19,590          19,590
                                                                                        -----------    ------------
        Total                                                                             2,368,502       2,328,151
  Less accumulated depreciation                                                          (2,166,984)     (2,116,892)
                                                                                        -----------    ------------
        Net property and equipment                                                          201,518         211,259
                                                                                        -----------    ------------
Other Assets                                                                                 36,993               -
Deferred offering and financing costs                                                             -          44,819
                                                                                        -----------    ------------
Total assets                                                                            $ 1,499,277    $  2,452,227
                                                                                        ===========    ============
Liabilities and stockholders' equity

Current liabilities
  Trade payables                                                                        $   403,986    $    406,222
  Accrued expenses                                                                          280,994         376,830
  Unearned maintenance revenue                                                               21,167          12,945
  Notes payable - revolving (Note 3)                                                        400,000         438,767
  Notes payable - current portion (Note 3)                                                  120,000         240,000
  Notes payable - other (Note 3)                                                                  -          63,950
                                                                                        -----------    ------------
        Total current liabilities                                                         1,226,147       1,538,714

Notes payable - less current portion (Note 3)                                                     -         460,604
                                                                                        -----------    ------------
        Total liabilities                                                                 1,226,147       1,999,318
                                                                                        -----------    ------------


Stockholders' equity (Notes 7, 8,10 and 11)
  Common stock, $.01 par value; 24,000,000 shares authorized and 8,467,523 shares issued and outstanding (including 302,505 shares held in escrow) at
    June 30, 1999 and 7,838,968 shares issued and outstanding at 1998                        84,674          78,388
  Preferred stock, $.01 par value; 6,000,000 shares authorized and 1,224,490 shares issued and outstanding at June 30, 1999 and zero shares issued and
   outstanding at 1998                                                                       12,245               -
  Additional paid-in capital                                                              7,280,879       5,723,414
  Additional paid-in capital - warrants                                                     131,616         131,616
  Notes receivable - recourse                                                               (32,743)        (32,743)
  Notes receivable - non-recourse                                                          (103,385)       (110,785)
  Retained earnings (accumulated deficit)                                                (7,100,156)     (5,336,981)
                                                                                        -----------    ------------
        Total stockholders' equity                                                          273,130         452,909
                                                                                        -----------    ------------
Total liabilities and stockholders' equity                                              $ 1,499,277    $  2,452,227
                                                                                        ===========    ============

                      See notes to financial statements.

SYMPLEX COMMUNICATIONS
CORPORATION

Statements of Operations

--------------------------------------------------------------------------------

                                                      Three Months Ended June 30,            Six Months Ended June 30,
                                                        1999               1998               1999               1998
                                                  ------------------ -----------------  -----------------  -----------------
                                                              (unaudited)                           (unaudited)
                                                  ------------------------------------  ------------------------------------
Net sales and revenue (Note 9)
  Manufactured products                           $       311,277      $     929,997    $       651,339          1,008,634
  Maintenance contracts and service                        45,972             33,724             82,325             62,986
                                                  ---------------      -------------    ---------------    ---------------
       Total net sales and revenues                       357,249            963,721            733,664          1,071,620

Costs and expenses
  Cost of products sold                                   289,138            688,509            515,141            730,236
  Selling and marketing                                   254,877            327,319            525,572            612,108
  General and administrative (Note 11)                    254,293            297,618            605,218            585,900
  Research and development                                211,694            144,330            475,222            275,329
  Engineering                                              95,813             58,476            199,249            114,409
  Service                                                  66,992             56,119            127,169            113,865
                                                  ---------------      -------------    ---------------    ---------------
       Total costs and expenses                         1,172,807          1,572,371          2,447,571          2,431,847
                                                  ---------------      -------------    ---------------    ---------------

Operating income (loss)                                  (815,558)          (608,650)        (1,713,907)        (1,360,227)

Other (expense) income
  Interest expense                                        (14,963)           (39,788)           (43,992)           (82,723)
  Amortization of discount on notes payable                (6,951)           (36,000)           (13,902)           (36,000)
  Other income                                               (869)            33,017              8,626             44,375
                                                  ---------------      -------------    ---------------    ---------------
       Total other income and
        Expenses                                          (22,783)           (42,771)           (49,268)           (74,348)
                                                  ---------------      -------------    ---------------    ---------------

Net loss                                          $      (838,341)     $    (651,421)   $    (1,763,175)   $    (1,434,575)
                                                  ===============      =============    ===============    ===============

Loss per basic and diluted common share           $         (0.09)     $       (0.09)   $         (0.19)   $         (0.19)
                                                  ===============      =============    ===============    ===============

Weighted average common shares outstanding              9,692,013          7,542,715          9,448,460          7,536,520
                                                  ===============      =============    ===============    ===============

                      See notes to financial statements.

SYMPLEX COMMUNICATIONS CORPORATION

Statements of stockholders' equity
Six months ended June 30, 1999 (unaudited)

------------------------------------------------------------------------------------------------------------------------------

                                                                                                                  Additional
                                                                                                                    Paid-in
                                                                        Number        Common        Preferred       Capital
                                                                      of Shares        Stock          Stock        Warrants
                                                                     -------------   -----------   ------------  -------------
Balance - December 31, 1998                                              7,838,968        78,388                       131,616

  Issuance of preferred stock, net of $133,841 in offering costs -
     private placement offering (Note 10)                                1,224,490                       12,245
  Issuance of common stock, fee related to private offering                 20,000           200
  Employee stock purchase plan (Note 11)                                   (16,445)         (164)
  Issuance of common stock, net of $2,363 in costs, -
     conversion of debt to equity (Note 3)                                 625,000         6,250
  Net loss
                                                                     -------------   -----------   ------------  -------------
Balance - June 30, 1999                                                  9,692,013   $    84,674   $     12,245  $     131,616
                                                                     =============   ===========   ============  =============

                                                                      Additional          Notes              Notes
                                                                       Paid-in          Receivable        Receivable
                                                                       Capital           Recourse        Non-recourse
                                                                     ---------------   -------------   -----------------
Balance - December 31, 1998                                                5,723,414         (32,743)           (110,785)

  Issuance of preferred stock, net of $133,841 in offering costs -
     private placement offering (Note 10)                                  1,053,914
  Issuance of common stock, fee related to private offering                   19,400
  Employee stock purchase plan (Note 11)                                      (7,236)                              7,400
  Issuance of common stock, net of $2,363 in costs, -
     conversion of debt to equity (Note 3)                                   491,387
  Net loss
                                                                     ---------------   -------------   -----------------
Balance - June 30, 1999                                              $     7,280,879   $     (32,743)  $        (103,385)
                                                                     ===============   =============   =================


                                                                        Retained
                                                                        Earnings
                                                                      (Accumulated
                                                                        Deficit)             Total
                                                                     ---------------     --------------
Balance - December 31, 1998                                               (5,336,981)           452,909

  Issuance of preferred stock, net of $133,841 in offering costs -
     private placement offering (Note 10)                                                     1,066,159
  Issuance of common stock, fee related to private offering                                      19,600
  Employee stock purchase plan (Note 11)                                                              -
  Issuance of common stock, net of $2,363 in costs, -
     conversion of debt to equity (Note 3)                                                      497,637
  Net loss                                                                (1,763,175)        (1,763,175)
                                                                     ---------------     --------------
Balance - June 30, 1999                                              $    (7,100,156)    $      273,130
                                                                     ===============     ==============

                      See notes to financial statements.

SYMPLEX COMMUNICATIONS CORPORATION

STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------
                                                                                     Six Months Ended June 30,
                                                                                    1999                  1998
                                                                              -----------------     -----------------
                                                                                            (unaudited)

                                                                              ---------------------------------------
Cash flows from operating activities:
  Net loss                                                                     $  (1,763,175)         $  (1,434,575)

  Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
    Allowance for inventory obsolescence                                              49,934                300,000
    Depreciation                                                                      51,652                 76,151
    Loss (gain) on disposal of assets                                                 (1,560)                     -
    Amortization of discount on notes payable                                         13,902                 36,000
    Compensation recognized for stock options                                              -                  8,582
    (Gain) on forgiveness of debt                                                    (14,685)                     -
    Changes in assets and liabilities:
      Trade receivables                                                            1,037,100                270,672
      Inventories                                                                   (248,273)              (132,229)
      Prepaid expenses and other current assets                                       39,672                (58,223)
      Trade payables                                                                  (2,236)              (908,912)
      Unearned maintenance revenue                                                     8,222                      -
      Accrued expenses                                                               (95,836)               (31,895)
                                                                               -------------        ---------------
           Total adjustments                                                         837,892               (439,854)
                                                                               -------------        ---------------
           Net cash used in operating activities                                    (925,283)            (1,874,429)

Cash flows from investing activities:
       Purchases of property and equipment                                           (41,911)               (14,132)
       Proceeds from sales of equipment                                                1,560                      -
                                                                               -------------        ---------------
           Net cash used in investing activities                                     (40,351)               (14,132)

Cash flows from financing activities:
         Payments on line of credit                                                  (38,767)               (42,500)
         Borrowings (payments) of notes payable                                     (169,265)               478,950
         Payments of bridge financing                                                      -             (1,163,984)
         Payment of fees related to conversion of debt to equity                      (2,363)                     -
         Deferred offering and financing costs                                        44,819                571,984
         Proceeds from issuance of common stock                                            -              2,529,489
         Proceeds (net) from issuance of preferred stock                           1,085,759                      -
                                                                               -------------        ---------------
           Net cash provided by financing activities                                 920,183              2,373,939
                                                                               -------------        ---------------

Net (decrease) increase in cash                                                      (45,451)               485,378

Cash - beginning of period                                                           154,058                 24,554
                                                                               -------------        ---------------

Cash - end of period                                                           $     108,607        $       509,932
                                                                               =============        ===============

Supplemental disclosure of cash flow information
         Cash paid during the period for interest                              $      44,665        $        82,723
                                                                               =============        ===============

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Conversion of long-term debt to common stock                                $    (500,000)       $             -
                                                                               =============        ===============
   Issuance of common stock as a financing fee                                 $      19,600        $             -
                                                                               =============        ===============
   Cancelled notes receivable and stock held in escrow returned to treasury    $       7,400        $             -
                                                                               =============        ===============
   Issuance of detachable warrant                                              $           -        $        55,616
                                                                               =============        ================
  Notes receivable retired in exchange for common stock                        $           -        $       (16,888)
                                                                               =============        ===============

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

     Interim unaudited financial statements - Information with respect to June 30, 1999 and 1998, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. The results of operations for the six months ended June 30, 1999 and 1998 are not necessarily indicative of the results of the entire year.

2.   INVENTORIES

     Inventories as of June 30, 1999 and December 31, 1998 consist of the following:

                                                   June 30,         December 31,
                                                    1999               1998
                                                  (unaudited)
                                                  -----------       ------------
    Raw materials                                 $   228,243        $  273,345
    Work-in-process                                   877,271           536,632
    Finished goods                                    476,732           546,163
                                                  -----------       ------------
                                                    1,582,246         1,356,140
       Less reserve for obsolescence                 (782,266)         (754,499)
                                                  -----------        -----------
      Total                                       $   799,980        $  601,641
                                                  ===========        ===========

                      SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to Financial Statements


3.   NOTES PAYABLE

     The Company has a line-of-credit agreement which provides for borrowings up to $500,000 at 2% above the bank's prime rate (prime was 7.75% at June 30, 1999), secured by all assets of the Company. The Company had borrowings against this line-of-credit of $400,000 at June 30, 1999 and $438,767 at December 31, 1998.

     In March 1998, the Company restructured its original $1,000,000 bank line of credit agreement. Under the new agreement, $500,000 of the December 31, 1996 balance was converted to a term note payable, with $500,000 remaining as the amount available under the line of credit. The term note matures December 31, 1999 and requires quarterly principal payments, beginning September 1, 1997, of $10,000 for the first two payments, and $60,000 for the remaining eight. Both the new term agreement and the line of credit require quarterly and monthly interest payments, respectively, at a variable rate of 2% above the bank's prime rate. Both agreements are secured by all assets of the Company and contain restrictive covenants. At June 30, 1999, the term note balance was $120,000.

     The line of credit agreement matured June 30, 1999 and the bank has indicated its unwillingness to renew the line. The Company is currently negotiating with the bank for an agreeable resolution to this outstanding indebtedness of $400,000. However, any settlement agreement with the bank requiring cash payments in 1999 will divert critical resources away from the operating capital requirements during a period when the Company's cash flows are expected to be insufficient to attain its second-half 1999 objectives without an additional capital infusion.

     The agreement for the line-of-credit and the term note contain restrictive covenants, the most significant of which require the Company to 1) maintain certain levels of net worth, as defined; 2) maintain certain levels of working capital; and 3) maintain a certain level of total liabilities to net worth. The Company was not in compliance with the covenants at June 30, 1999. Further, there can be no assurances that these covenants will be attainable on an ongoing basis. Any noncompliance gives the bank the right to exercise its remedies under the loan agreements, including but not limited to acceleration of repayment and repossession of collateral.

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

                       SYMPLEX COMMUNICATION CORPORATION

                         Notes to Financial Statements



NOTES PAYABLE - continued

Notes payable consisted of the following:

                                                                                   June 30,        December 31,
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
        Converted to common stock in February 1999.                                           -           500,000


      Term note payable. Payments of $60,000 quarterly including interest at prime rate plus 2% (prime was 7.75% at June 30, 1999 and 8.5% at
        December 31, 1998, respectively). Secured by all assets of the Company.         120,000           240,000


      Unsecured note payable.  Principal payments of $7,500 per month plus accrued interest at the rate of 9% per annum.  Paid in full in
        March 1999.                                                                           -            63,950
                                                                                ---------------   ---------------

             Total                                                                      120,000           803,950
      Unamortized discount                                                                    0           (39,396)
      Less current maturities                                                           120,000          (303,950)
                                                                                ---------------   ---------------

      Long term portion                                                         $             0   $       460,604
                                                                                ===============   ===============

4.   LEASES

     The Company leases building space under an operating lease. Total rent expense was approximately $57,000 and $64,000 for the six months ended June 30, 1999 and 1998, respectively. The lease expired on December 31, 1996, and the Company is currently leasing the space on a month-to-month basis.

                      SYMPLEX COMMUNICATIONS CORPORATION

                         Note to Financial Statements



5.   EMPLOYEE SAVINGS AND RETIREMENT PLAN

     The Company has a 40l(k) Employee Savings and Retirement Plan (the "Plan"), a defined contribution plan, covering substantially all employees. The Plan allows for additional discretionary employer contributions. The Company discontinued employer matching in April 1997.

6.   RELATED PARTY TRANSACTIONS

     The Company has an agreement with a stockholder under which it annually pays royalties in the amount of 2% of qualified sales or $150,000, whichever is the lesser amount. The total royalty expense was $1,200 and $8,100 for the six months ended June 30, 1999 and 1998, respectively.

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

     In February 1999, in connection with a private placement (Note 10), the Company issued warrants to purchase 612,245 shares of the Company's Series B Preferred Stock at a price of U.S.$.98. The warrants expire July 30, 1999.

9.   SALES

     All of the Company's business is transacted in U.S. dollars and the Company has no foreign currency translation adjustments. Export sales for the six months ended June 30, 1999 and 1998, respectively, were as follows:


                                    Three Months Ended June 30,                          Six Months Ended June 30,
                                        1999         1998                                 1999              1998
                                           (unaudited)                                          (unaudited)
                                   ------------------------------                    -----------------------------------
      U.S.                             $ 113,188       $  220,024                         $ 225,626          $   311,935
      Germany                             53,656          258,033                           129,634               64,844
      Japan                                1,821           46,236                             7,815               71,606
      Netherlands                        133,914          262,490                           202,147              298,649
      Other                               54,667          176,938                           168,442              324,586
                                   --------------     -----------                    --------------          -----------

      Total sales                      $ 357,246       $  963,721                         $ 733,664          $ 1,071,620
                                   =============      ===========                    ==============          ===========

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

     In connection with the offering, the Company entered into an agency agreement with an underwriter under which the underwriter received a commission consisting of cash, stock and warrants of the Company. The Company paid all expenses of the underwriter in connection with the IPO. The commission consisted of 7.5% of the offering price per share sold and 70,000 shares of common stock of the Company. As part of the agreement, the underwriter guaranteed to purchase all shares, which were unsubscribed on the offering day. In compensation for the guarantee, the underwriter received warrants (Note 8) to purchase up to 400,000 shares of the Company's stock at the IPO price. The warrants expired in February 1999.

     In February 1999, the Company closed with a private investment group to issue 1,224,490 Series A Preferred shares at a price of U.S.$.98. Each Series A Preferred share is convertible into one common share of the Company. In addition, the investment group will receive warrants (Note 8) to purchase 612,245 Series B Preferred shares at a price of U.S.$.98. Each Series B Preferred share is convertible into 1.08 common share of the Company. These warrants expire July 30, 1999.

 11. STOCK OPTIONS

     Employee Incentive Plans - February 1997 Option Plan
     -----------------------------------------------------

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

     During the second quarter of 1997, the Company awarded options, all of which were exercised, to purchase 738,800 shares pursuant to this plan. According to the terms of the employee share purchase program, the stock vested incrementally over 18 months and is held in escrow until vested and the attributable portion of any outstanding note is paid. Of the total shares purchased under this plan, 396,535 were forfeited as of June 30, 1999 pursuant to the vesting provisions. A total of approximately $46,500 was charged to compensation expense over the 18 month vesting period for the 124,039 shares issued with recourse notes based upon the purchase price of $.45 per share and a market price of $.83 per share. The options exercised with non-recourse notes are treated as a variable plan. Compensation expense was recorded over the 18 month vesting period for the 384,316 shares issued with non-recourse notes, computed as the difference between the $.45 per share purchase price plus accrued interest, and the current market price which at the time of issuance was $.83 per share. As of June 30, 1999, 302,505 shares were vested and the balance on the notes receivable was $136,128. Total stock based compensation

                      SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to Financial Statements


     STOCK OPTIONS - continued

     expense for the six months ended June 30, 1999 and 1998 included in general and administrative expense was $0 and $8,582, respectively.

     In September 1997, the February 1997 Plan expired and there are no remaining options to be issued under this plan. Employee Incentive Plans - April 1997 Option Plan In April 1997, the Board adopted a Nonstatutory Stock Option Plan ("the April 1997 Plan"). This plan provides for grants to executives and other key employees including officers who may be members of the Board of Directors. The plan is administered by a committee of Board members which determines the issuance of options and their terms.

     During the year ended December 31, 1997, the Company granted options to purchase 1,284,101 shares of common stock at $1 per share under the April 1997 Plan. Of these shares, 651,767 are fully vested. The remaining options vest over thirty-six months, however, no vesting shall occur prior to six months from the date of grant. Additional grants as of June 30, 1999 under the April 1997 Plan amounted to 353,833 shares. None of the options have been exercised and 1,115,373 remain outstanding as of June 30, 1999 after taking into effect the cancellation of 522,561. In August 1998, the Company re-priced the exercise price to $0.31 per common share for the majority of these options.

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


Results of Operations


Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998
-----------------------------------------------------------------------------
Net Sales: Gross sales for the three months ended June 30, 1999 totaled $411,040 before returns of $53,791, for net sales of $357,249 as compared to gross sales of $1,047,355 before returns of $83,634, for net sales of $963,721 for the same period in 1998. The decrease in net sales of $606,472, or 63%, can be attributed to significant delays in the release of the Company's next generation of DirectRoute and Datamizer product lines, specifically the RO-2 and Datamizer 6. The revenue decline came mostly from the Datamizer product line in the Europe region.

The gross margin for the three months ended June 30, 1999 was $68,111, or 19.1%, as compared to $275,212, or 28.6%, for the comparable period in 1998. The decrease in gross margin is attributable to the sales decrease of Datamizer products, as noted above, which contribute significant gross margins, offset by a reduction in inventory reserves. In the three months ended June 30, 1998, the Company recorded an inventory reserve for obsolescence of $300,000. Before this inventory reserve, gross margins at June 30, 1998 were $575,212 or 59.7%.

Sales and marketing expense: Sales and marketing expenses for the three months ended June 30, 1999 were $254,877 as compared to $327,319 for the comparable three-month period in 1998. This $72,442 decrease is attributable primarily to reductions in compensation and travel expenses, offset by an increase in promotional costs.

Research and development expenses: Research and development expenses for the three months ended June 30, 1999 were $211,694 compared to $144,330 for the second quarter of 1998. This $67,364 unfavorable impact results primarily from a significant increase in outside professional services relating to product development and a lesser increase in compensation expense.

General and administrative and Engineering: General and administrative expenses for the three months-ended June 30, 1999 were $254,293 as compared to $297,618 for the similar period in 1998. The $43,325 decrease resulted from a decrease in equipment rental and professional fees expenses, offset by an increase in compensation. Engineering expenses for the three months ended June 30, 1999 were $95,813 as compared to $58,476 for the comparable period in 1998. This $37,337 increase resulted primarily from increases in compensation and new product test expenses.

Net Loss: The Company reported a net loss of $838,341 or $.09 per share for the three months ended June 30, 1999 as compared to a net loss of $651,421 or $.09 per share for the comparable period in 1998. The increase in the quarterly loss amount results from delayed opportunities, principally, in new product development and release efforts caused by the delays associated with the final testing and commercial release of RO 2 and Datamizer 6 products. The incremental costs related to the development and comprehensive beta-site testing of these products were incurred in the first and second quarters of 1999 without the benefit of material sales.

Liquidity and Capital Resources
-------------------------------

In the first six months of 1999 as compared to the corresponding six-month period in 1998, Symplex experienced increased losses. The Company financed its operating loss for the six months of 1999 principally through operating cash flow and a $1.2 million private placement of preferred shares before expenses completed in the first quarter ended March 31, 1999. The Company executed a non-cash conversion of face value debt financing of $500,000 to 625,000 common shares of equity in the first quarter ended March 31, 1999.

Cash utilized in operating activities for the six months ended June 30, 1999 was $925,283 as compared to $1,874,429 in the corresponding period of 1998. Cash generated by financing activities through June 30, 1999 totaled $920,183 as compared to $2,373,939 in the corresponding period of 1998. The source of these funds in 1999 was the private placement proceeds of $1,200,000 before expenses, offset by payments of borrowings of $208,032. In a non-cash transaction, the Company issued equity valued at $497,637 and concurrently retired a long-term notes payable with a principal balance outstanding of $500,000 in a non-cash transaction.

The Company's cash resources have been adversely impacted by the sales volume decrease attributable to significant delays in new product development and commercial release. The accounts receivable turnover at June 30, 1999 was 4.6 times annually or approximately 80 days to collection while inventory turnover was 1.5 times annually or approximately 248 days in inventory. Management anticipates that the receivable and inventory turnover ratios should improve in the remainder of 1999, and thereafter, as revenues return to more normal quarterly levels and inventory management is improved.

At June 30, 1999, Symplex had borrowings of $400,000 against its $500,000 line of credit agreement. In addition, Symplex has outstanding bank debt of $120,000 under a long-term agreement. The term note matures December 31, 1999 and has two remaining quarterly payments of $60,000 each. Both the term agreement and the line of credit require interest payments at the variable rate of 2% above the bank's prime rate. Both agreements are secured by all the assets of the Company and contain restrictive covenants. The line of credit agreement matured on June 30, 1999 and the bank has indicated its unwillingness to renew the line. The Company is currently in default of the notes and the bank has demanded payment of the notes. However, negotiations with the bank for an agreeable resolution in this matter are still in progress. The Company was not in compliance with the covenants for both notes at June 30, 1999. There can be no assurance that compliance with these covenants will be attainable on an ongoing basis. However, any settlement agreement with the bank requiring cash payments in 1999 will divert critical resources away from the operating capital requirements during a period when the Company's cash flows are expected to be insufficient to attain its second-half 1999 objectives without an additional capital infusion. Any noncompliance gives the bank the right to exercise its remedies under the loan agreements, including, but not limited to, acceleration of repayment and repossession of collateral.

As of June 30, 1999, the Company's principal sources of liquidity were cash of $108,607 and trade receivables of $289,066. The stockholders' equity at June 30, 1999 totaled $273,130 as compared to stockholders' equity of $452,909 at December 31, 1998. At June 30, 1999, the Company had a working capital surplus of $34,619 as compared to a working capital surplus of $657,435 at December 31, 1998.

In the opinion of management, the private placement net proceeds of $1,085,759, the existing sources of liquidity and the funds generated from future anticipated operations may not be sufficient to meet the Company's second-half 1999 projected working capital and other cash requirements assuming implementation of the operating objectives and attainment of certain revenue expectations without an additional capital infusion. As the Company will require additional debt or equity financing to satisfy its second-half 1999 working capital and other cash requirements, Symplex will continually evaluate the availability and appropriateness of various methods of securing additional financing. There can be no assurances that the Company will seek or successfully obtain additional debt or equity financing or that such financing would not result in substantial dilution to current shareholders. If the Company is unable to raise sufficient additional capital by year-end 1999, its ability to maintain operations, continue product development and to generate revenue growth may be adversely impacted.


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

(b)      Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the six months ended June 30, 1999.





                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Symplex Communications Corporation

Date: August 13, 1999      By: /s/ Gary R. Brock
                               -----------------
                                   Gary R. Brock
                                   President, Chief Executive Officer
                                   (Principal Executive Officer)

Date: August 13, 1999      By: /s/ Thomas Radigan
                               ------------------
                                   Thomas Radigan
                                   Chief Financial Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)

                                                           INDEX TO EXHIBITS

Exhibit
Number            Description                                                                   Page No.
--------------------------------------------------------------------------------------------------------
3.1               Certificate of Incorporation of the Company, as amended by Agreement of
                  Merger by and between the Company and Symplex Communications
                  Corporation, a California corporation./1/

3.2               Bylaws of the Company. /1/

3.3               Certificate of Amendment to Articles of Incorporation. /5/

4.1               Form of Certificate of Common Stock./2/

4.2               Form of warrant granted to holders of convertible promissory notes ("Note
                  Conversion Warrants")./3/

4.3               Form of warrant granted to Canaccord Capital Corporation and C.M. Oliver &
                  Co. ("Underwriter Warrants")./3/

4.4               Form of warrant granted to Opus Capital, LLP ("Opus Services Warrant")./3/

4.5               Form of warrant issued to May 1998 private lender./4/

10.1              Symplex Communications Corporation Amended and Restated Nonstatutory
                  Stock Option Plan./1/

10.2              Symplex Communications Corporation IPO Stock Option Plan./1/

10.3              Letter Agreement dated March 6, 1997 between the Company and George
                  Brostoff./1/

10.4              Letter Agreement dated February 12, 1997 between the Company and Opus
                  Capital, LLP./1/

10.5              Manufacturing Services Agreement dated July 5, 1995 between the Company and IEC Electronics Corp./1/

10.6              Restructure Agreement dated March 25, 1997 between the Company and
                  Michigan National Bank./1/

10.7              Business Loan Agreement and Addendum to Business Loan
                  Agreement, each dated March 25, 1997, between the Company and Michigan National Bank./1/

27.1              Financial Data Schedule.


-------------------------------
(1) Incorporated by reference from the Company's Registration Statement on Form 10-SB filed May 30, 1997.
(2) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.
(3) Incorporated by reference from the Company's Current Report on Form 8-K dated February 11, 1998.
(4) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998.
(5) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999.