Form 10QSB
period 1999-09-30
SYMPLEX COMMUNICATIONS CORP
filed 1999-11-15
CIK 1039920

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1999
                               -----------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the Transition period from___________________ to

                       Commission file number 000-22631
                                                       ---------

                      Symplex Communications Corporation
                      ----------------------------------
       (Exact name of small business issuer as specified in its charter)

                       Delaware                     38-3338110
                       ---------------------------------------
               (State or other jurisdiction of   (I.R.S. Employer
               incorporation or organization)    Identification No.)

           35 Research Drive, Ann Arbor, MI                      48103
           -----------------------------------------------------------
           (Address of principal executive offices)         (Zip Code)

                  (Issuer's telephone number)   (734) 995-1555
                                             -----------------


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

     The number of shares of common stock equivalents, $.01 par value, at
     --------------------------------------------------------------------
     November 10 is 9,686,746
     ------------------------

      Transitional Small Business Disclosure Form (check one): [ ] Yes [X] No

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                        Page No.
                                                                                                      --------
         Item 1. Financial Statements.

          Balance Sheets at September 30, 1999 (unaudited) and December 31, 1998                             3

          Statements of Operations for the Three Months Ended September 30, 1999 (unaudited) and
          1998 (unaudited) and for the Nine Months Ended September 30, 1999 (unaudited)
          and 1998 (unaudited)                                                                               4

          Statement of Stockholders' Equity for the Nine Months Ended
          September 30, 1999 (unaudited) and Year Ended December 31, 1998                                    5

          Statements of Cash Flows for the Nine Months Ended September 30, 1999 (unaudited)
          and 1998 (unaudited)                                                                               6

          Notes to Unaudited Financial Statements                                                            7

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.                                                                 14

PART II - OTHER INFORMATION                                                                                 18

SIGNATURES                                                                                                  18

INDEX TO EXHIBITS                                                                                           19

                        PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Information

SYMPLEX COMMUNICATIONS CORPORATION

Balance Sheets

-------------------------------------------------------------------------------------------------------------------
                                                                                       September 30,   December 31,
Assets (Note 3)                                                                             1999           1998
                                                                                        (unaudited)
                                                                                       -------------   ------------
Currents assets
  Cash and cash equivalents                                                            $     26,757    $   154,058
  Trade receivables, less allowance for doubtful accounts of $37,060
    at September 30, 1999 and $78,763 at December 31, 1998                                  163,301      1,326,166
  Inventories (Note 2)                                                                      465,053        601,641
  Prepaid expenses and other current assets                                                  72,796        114,284
                                                                                       ------------    -----------
           Total current assets                                                             727,907      2,196,149

Property and equipment
  Machinery and equipment                                                                 1,703,730      1,668,919
  Office equipment                                                                          646,681        639,642
  Leasehold improvements                                                                     19,590         19,590
                                                                                       ------------    -----------
           Total                                                                          2,370,001      2,328,151
  Less accumulated depreciation                                                          (2,193,228)    (2,116,892)
                                                                                       ------------    -----------
           Net property and equipment                                                       176,773        211,259
                                                                                       ------------    -----------

Other Assets                                                                                 30,242              -
Deferred offering and financing costs                                                             -         44,819
                                                                                       ------------    -----------

Total assets                                                                           $    934,922    $ 2,452,227
                                                                                       ============    ===========
Liabilities and stockholders' (deficit) equity

Current liabilities
  Trade payables                                                                       $    460,443    $   406,222
  Accrued expenses                                                                          452,691        376,830
  Unearned maintenance revenue                                                               34,969         12,945
  Notes payable - revolving (Note 3)                                                        400,000        438,767
  Notes payable - current portion (Note 3)                                                  120,000        240,000
  Notes payable - other (Note 3)                                                                  -         63,950
                                                                                       ------------    -----------

           Total current liabilities                                                      1,468,103      1,538,714

Notes payable - less current portion (Note 3)                                                     -        460,604
                                                                                       ------------    -----------
           Total liabilities                                                              1,468,103      1,999,318
                                                                                       ------------    -----------

Stockholders' (deficit) equity (Notes 7, 8,10 and 11)
  Common stock, $.01 par value; 24,000,000 shares authorized and 8,462,256 shares issued and outstanding (including 297,238 shares held in escrow) at
    September 30, 1999 and 7,838,968 shares issued and outstanding at 1998                   84,621         78,388
  Preferred stock, $.01 par value; 6,000,000 shares authorized and 1,224,490 shares issued and outstanding at September 30, 1999 and zero shares issued and
   outstanding at 1998                                                                       12,245              -
  Additional paid-in capital                                                              7,278,562      5,723,414
  Additional paid-in capital - warrants                                                     131,616        131,616
  Notes receivable - recourse                                                               (32,743)       (32,743)
  Notes receivable - non-recourse                                                          (101,015)      (110,785)
  Retained earnings (accumulated deficit)                                                (7,906,467)    (5,336,981)
                                                                                       ------------    -----------
           Total stockholders' (deficit) equity                                            (533,181)       452,909
                                                                                       ------------    -----------

Total liabilities and stockholders' equity                                             $    934,922    $ 2,452,227
                                                                                       ============    ===========

                      See notes to financial statements.

SYMPLEX COMMUNICATIONS
CORPORATION

Statements of Operations

----------------------------------------------------------------------------------------------------------------------------

                                                   Three Months Ended September 30,       Nine Months Ended September 30,
                                                        1999               1998               1999               1998
                                                  ------------------ -----------------  -----------------  -----------------
                                                              (unaudited)                           (unaudited)
                                                  ------------------------------------  ------------------------------------
Net sales and revenue (Note 9)
  Manufactured products                              $    257,888       $  1,455,463        $   909,224          2,464,097
  Maintenance contracts and service                        51,915             25,399            134,240             88,385
                                                     ------------       ------------        -----------        -----------
           Total net sales and revenues                   309,803          1,480,862          1,043,464          2,552,482

Costs and expenses
  Cost of products sold                                   447,277            546,943            962,418          1,276,969
  Selling and marketing                                   271,456            299,719            797,028            911,827
  General and administrative (Note 11)                    153,609            276,213            758,824            862,113
  Research and development                                138,881            173,146            614,103            447,291
  Engineering                                              36,242             79,310            235,491            194,903
  Service                                                  31,271             57,055            158,440            171,130
                                                     ------------       ------------        -----------        -----------
            Total costs and expenses                    1,078,736          1,432,386          3,526,304          3,864,233
                                                     ------------       ------------        -----------        -----------

Operating income (loss)                                  (768,933)            48,476         (2,482,840)        (1,311,751)

Other (expense) income
  Interest expense                                        (13,932)           (44,664)           (57,924)          (127,387)
  Amortization of discount on notes payable                (6,951)            (9,269)           (20,853)           (45,269)
  Other income                                            (16,495)            (3,332)            (7,869)            41,043
                                                     ------------       ------------        -----------        -----------
           Total other income and
             Expenses                                     (37,378)           (57,265)           (86,646)          (131,613)
                                                     ------------       ------------        -----------        -----------

Net loss                                             $   (806,311)      $     (8,789)       $(2,569,486)       $(1,443,364)
                                                     ============       ============        ===========        ===========

Loss per basic and diluted common share              $      (0.08)      $      (0.00)       $     (0.27)       $     (0.20)
                                                     ============       ============        ===========        ===========

Weighted average common shares outstanding              9,689,125          7,940,803          9,448,404          7,391,223
                                                     ============       ============        ===========        ===========

                      See notes to financial statements.

SYMPLEX COMMUNICATIONS CORPORATION

Statements of stockholders' equity
Nine months ended September 30, 1999 (unaudited)

----------------------------------------------------------------------------------------------------------------------------------

                                                                                                            Additional
                                                                                                             Paid-in     Additional
                                                                        Number      Common    Preferred      Capital      Paid-in
                                                                      of Shares     Stock      Stock        Warrants      Capital
                                                                     -----------  ---------   ---------    ---------   ------------
Balance - December 31, 1998                                            7,838,968     78,388                  131,616      5,723,414

Issuance of preferred stock, net of $133,841 in offering costs -
  private placement offering (Note 10)                                 1,224,490                 12,245                   1,053,914
Issuance of common stock, fee related to private offering                 20,000        200                                  19,400
Employee stock purchase plan (Note 11)                                   (21,712)      (217)                                 (9,553)
Issuance of common stock, net of $2,363 in costs, -
  conversion of debt to equity (Note 3)                                  625,000      6,250                                 491,387
Net loss
                                                                     -----------  ---------   ---------    ---------   ------------
Balance - September 30, 1999                                           9,686,746  $  84,621   $  12,245    $ 131,616   $  7,278,562
                                                                     ===========  =========   =========    =========   ============

                                                                     -----------------------------------------

                                                                                                    Retained
                                                                       Notes          Notes         Earnings
                                                                     Receivable     Receivable    (Accumulated
                                                                      Recourse     Non-recourse      Deficit)      Total
                                                                     ----------    ------------   ------------  -----------
Balance - December 31, 1998                                             (32,743)       (110,785)    (5,336,981)     452,909

Issuance of preferred stock, net of $133,841 in offering costs -
  private placement offering (Note 10)                                                                            1,066,159
Issuance of common stock, fee related to private offering                                                            19,600
Employee stock purchase plan (Note 11)                                                    9,770                           -
Issuance of common stock, net of $2,363 in costs, -
  conversion of debt to equity (Note 3)                                                                             497,637
Net loss

Balance - September 30, 1999                                                                        (2,569,486)  (2,569,486)
                                                                     ----------    ------------   ------------  -----------
                                                                     $  (32,743)   $   (101,015)  $ (7,906,467) $  (533,181)
                                                                     ==========    ============   ============  ===========

See notes to financial statements.

SYMPLEX COMMUNICATIONS CORPORATION

STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------------
                                                                                   Nine Months Ended September 30,
                                                                                     1999                  1998
                                                                                ---------------       --------------
                                                                                             (unaudited)
                                                                                ------------------------------------
Cash flows from operating activities:
  Net loss                                                                      $    (2,569,486)      $   (1,443,364)

  Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
   Allowance for inventory obsolescence                                                 157,434              300,000
   Depreciation                                                                          77,896              114,474
   Loss (gain) on disposal of assets                                                     (1,560)                   -
   Amortization of discount on notes payable                                             20,853               45,269
   Compensation recognized for stock options                                                  -               13,118
   (Gain) on forgiveness of debt                                                        (14,685)                   -
   Changes in assets and liabilities:
    Trade receivables                                                                 1,162,865             (267,558)
    Inventories                                                                         (20,846)             (14,555)
    Prepaid expenses and other current assets                                            29,789              (37,432)
    Trade payables                                                                       54,221             (794,854)
    Unearned maintenance revenue                                                         22,024               12,429
    Accrued expenses                                                                     75,861               14,504
                                                                                ---------------       --------------
       Total adjustments                                                              1,563,852             (614,605)
                                                                                ---------------       --------------
       Net cash used in operating activities                                         (1,005,634)          (2,057,969)

Cash flows from investing activities:
    Purchases of property and equipment                                                 (43,410)             (16,290)
    Proceeds from sales of equipment                                                      1,560                    -
                                                                                ---------------       --------------
       Net cash used in investing activities                                            (41,850)             (16,290)

Cash flows from financing activities:
    Payments on line of credit                                                          (38,767)             (61,233)
    Borrowings (payments) of notes payable                                             (169,265)             396,450
    Payments of bridge financing                                                              -           (1,163,984)
    Payment of fees related to conversion of debt to equity                              (2,363)                   -
    Deferred offering and financing costs                                                44,819              561,984
    Issuance of detachable warrants                                                           -              (36,000)
    Proceeds from issuance of common stock                                                    -            2,531,775
    Proceeds (net) from issuance of preferred stock                                   1,085,759                    -
                                                                                ---------------       --------------
       Net cash provided by financing activities                                        920,183            2,228,992
                                                                                ---------------       --------------

Net (decrease) increase in cash                                                        (127,301)             154,733

Cash - beginning of period                                                              154,058               24,554
                                                                                ---------------       --------------

Cash - end of period                                                            $        26,757       $      179,287
                                                                                ===============       ==============

Supplemental disclosure of cash flow information
    Cash paid during the period for interest                                    $        44,665       $      127,387
                                                                                ===============       ==============

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of long-term debt to common stock                                  $      (500,000)      $            -
                                                                                ===============       ==============
  Issuance of common stock as a financing fee                                   $        19,600       $       70,000
                                                                                ===============       ==============
  Cancelled notes receivable and stock held in escrow returned to treasury      $         9,770       $            -
                                                                                ===============       ==============
  Issuance of detachable warrant                                                $             -       $       55,616
                                                                                ===============       ==============
  Notes receivable retired in exchange for common stock                         $             -       $      (16,888)
                                                                                ===============       ==============

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

     Interim unaudited financial statements - Information with respect to September 30, 1999 and 1998, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. The results of operations for the nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results of the entire year.

2.   INVENTORIES

     Inventories as of September 30, 1999 and December 31, 1998 consist of the following:

                                                          September 30,           December 31,
                                                               1999                   1998
                                                           (unaudited)
                                                          -------------           ------------
     Raw materials                                        $     223,138           $    273,345
     Work-in-process                                            717,941                536,632
     Finished goods                                             390,768                546,163
                                                          -------------           ------------
                                                              1,331,847              1,356,140
          Less reserve for obsolescence                        (866,794)              (754,499)
                                                          -------------           ------------
      Total                                               $     465,053           $    601,641
                                                          =============           ============

                      SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to Financial Statements


3.   NOTES PAYABLE

     The Company has a line-of-credit agreement, which provides for borrowings up to $500,000 at 2% above the bank's prime rate (prime was 8.25% at September 30, 1999), secured by all assets of the Company. The Company had borrowings against this line-of-credit of $400,000 at September 30, 1999 and $438,767 at December 31, 1998.

     In March 1998, the Company restructured its original $1,000,000 bank line of credit agreement. Under the new agreement, $500,000 of the December 31, 1996 balance was converted to a term note payable, with $500,000 remaining as the amount available under the line of credit. The term note matures December 31, 1999 and requires quarterly principal payments, beginning September 1, 1997, of $10,000 for the first two payments, and $60,000 for the remaining eight. Both the new term agreement and the line of credit require quarterly and monthly interest payments, respectively, at a variable rate of 2% above the bank's prime rate. Both agreements are secured by all assets of the Company and contain restrictive covenants. At September 30, 1999, the term note balance was $120,000, of which $60,000 was due and unpaid as of September 15, 1999.

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

     The agreement for the line-of-credit and the term note contain restrictive covenants, the most significant of which require the Company to 1) maintain certain levels of net worth, as defined; 2) maintain certain levels of working capital; and 3) maintain a certain level of total liabilities to net worth. The Company was not in compliance with the covenants at September 30, 1999. Further, there can be no assurances that these covenants will be attainable on an ongoing basis. Any noncompliance gives the bank the right to exercise its remedies under the loan agreements, including but not limited to acceleration of repayment and repossession of collateral.

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

                      SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to Financial Statements




     NOTES PAYABLE - continued

     Notes payable consisted of the following:

                                                                September 30,     December 31,
                                                                    1999             1998
                                                                 (unaudited)
                                                                -------------     ------------
     Subordinated note payable with detachable warrants.
      Interest at the rate of 15%; the warrants allow the
      note holders to purchase up to 350,000 shares of common
      stock until May 18, 2000 at a price of $0.20 in the
      first year and $0.23 in the second year. (Note 8).
      Converted to common stock in February 1999.                          -           500,000


     Term note payable. Payments of $60,000 quarterly
      including interest at prime rate plus 2% (prime was
      8.25% at September 30, 1999 and 8.5% at December 31,
      1998, respectively). Secured by all assets of the
      Company.                                                       120,000           240,000


     Unsecured note payable. Principal payments of $7,500
      per month plus accrued interest at the rate of 9% per
      annum. Paid in full in March 1999.                                   -            63,950
                                                                ------------      ------------

          Total                                                      120,000           803,950
     Unamortized discount                                                  -           (39,396)
     Less current maturities                                         120,000          (303,950)
                                                                ------------      ------------
     Long term portion                                          $          -      $    460,604
                                                                ============      ============




4.   LEASES

     The Company leases building space under an operating lease. Total rent expense was approximately $86,000 and $93,000 for the nine months ended September 30, 1999 and 1998, respectively. The lease expired on December 31, 1996, and the Company is currently leasing the space on a month-to-month basis.

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

6.   RELATED PARTY TRANSACTIONS

     The Company has an agreement with a stockholder under whom it annually pays royalties in the amount of 2% of qualified sales or $150,000, whichever is the lesser amount. The total royalty expense was $1,500 and $17,790 for the nine months ended September 30, 1999 and 1998, respectively.

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

8.   WARRANTS

     In connection with the issuance of various convertible subordinated notes the Company issued warrants allowing the holders to purchase 216,666 shares of common stock. The holders may fund the purchase of shares through the delivery of a recourse or non-recourse promissory note, bearing interest at the Applicable Federal Rate ("AFR"). The AFR is the minimum allowable interest rate that can be used before imputed interest is required by the Internal Revenue Service. Under the non-recourse note, the Company's sole recourse shall be to cancel any shares that are being held in escrow. The warrants are exercisable at between $0.83 and $0.95 per share and expired September 8, 1999.

     In February 1997, the Board granted warrants to purchase 466,667 shares of common stock to a private investment and consulting group who facilitated the completion of a private placement in 1997 and provided consulting services to the Company. The holders may fund the purchase of shares through the delivery of a recourse or non-recourse promissory note, bearing interest at the AFR. Under the non-recourse note, the Company's sole recourse shall be to cancel any shares that are being held in escrow. The warrants are exercisable at $.83 per share in the first year following the Canadian public offering and $0.95 in the second year. These warrants expired September 8, 1999.

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

     In February 1998, in connection with the initial public offering (Note 10), the Company entered into an agency agreement with an underwriter under which the underwriter guaranteed to purchase all shares, which were unsubscribed on the offering day. In compensation for the guarantee, the underwriter received warrants to purchase up to 400,000 shares of the Company's common stock at $1.00 per share. The warrants expired in February 1999.

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

     In February 1999, in connection with a private placement (Note 10), the Company issued warrants to purchase 612,245 shares of the Company's Series B Preferred Stock at a price of U.S.$.98. The warrants expired July 30, 1999.

9.   SALES

     All of the Company's business is transacted in U.S. dollars and the Company has no foreign currency translation adjustments. Export sales for the nine months ended September 30, 1999 and 1998, respectively, were as follows:

                          Three Months Ended    Nine Months Ended September 30,
                            September 30,
                           1999       1998          1999                1998
                             (unaudited)                 (unaudited)
                       ----------------------   -------------------------------

     U.S.              $ 109,000   $  315,000   $   335,000         $   627,000
     Germany              22,000      846,000       152,000             911,000
     Japan                 3,000       35,000        11,000             107,000
     Netherlands         103,000      101,000       305,000             400,000
     Other                73,000      184,000       240,000             507,000
                       ---------   ----------   -----------         -----------
     Total sales       $ 310,000   $ 1,481,000  $ 1,043,000         $ 2,552,000
                       =========   ===========  ===========         ===========

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

     In February 1999, the Company closed with a private investment group to issue 1,224,490 Series A Preferred shares at a price of U.S.$.98. Each Series A Preferred share is convertible into one common share of the Company. In addition, the investment group will receive warrants (Note 8) to purchase 612,245 Series B Preferred shares at a price of U.S.$.98. Each Series B Preferred share is convertible into 1.08 common share of the Company. These warrants expired July 30, 1999.

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

     During the second quarter of 1997, the Company awarded options, all of which were exercised, to purchase 738,800 shares pursuant to this plan. According to the terms of the employee share purchase program, the stock vested incrementally over 18 months and is held in escrow until vested and the attributable portion of any outstanding note is paid. Of the total shares purchased under this plan, 401,802 were forfeited as of September 30, 1999. A total of approximately $46,500 was charged to compensation expense over the 18-month vesting period for the 124,039 shares issued with recourse notes based upon the purchase price of $.45 per share and a market price of $.83 per share. The options exercised with non-recourse notes are treated as a variable plan. Compensation expense was recorded over the 18-month vesting period for the 384,316 shares issued with non-recourse notes, computed as the difference between the $.45 per share purchase price plus accrued interest, and the current market price which at the time of issuance was $.83 per share. As of September 30, 1999, 297,238 shares were vested and the balance on the notes receivable was $133,758. Total stock based compensation

                      SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to Financial Statements


     STOCK OPTIONS - continued

     expense for the nine months ended September 30, 1999 and 1998 included in general and administrative expense was $0 and $12,657, respectively.

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

     During the year ended December 31, 1997, the Company granted options to purchase 1,284,101 shares of common stock at $1 per share under the April 1997 Plan. Of these shares, 651,767 are fully vested. The remaining options vest over thirty-six months, however, no vesting shall occur prior to six months from the date of grant. Additional grants as of September 30, 1999 under the April 1997 Plan amounted to 553,833 shares. None of the options have been exercised and 1,273,873 remain outstanding as of September 30, 1999 after taking into effect the cancellation of 564,061. In August 1998, the Company re-priced the exercise price to $0.31 per common share for the majority of these options.

12.  LITIGATION

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters may have a material adverse effect on the Company's financial position, results of operations or liquidity.

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


     Results of Operations


     Three Months Ended September 30, 1999 Compared to Three Months Ended
     --------------------------------------------------------------------
     September 30, 1998
     ------------------

     Net Sales: Gross sales for the three months ended September 30, 1999 totaled $339,680 before returns of $29,877, for net sales of $309,803 as compared to gross sales of $1,491,687 before returns of $10,825, for net sales of $1,480,862 for the same period in 1998. The decrease in net sales of $1,171,059, or 79%, can be attributed to significant first half of 1999 delays in the release of the Company's next generation of DirectRoute and Datamizer product lines, which continued to impact market acceptance into the third quarter. In addition, sales and marketing efforts have been constrained by the lack of adequate operating capital sufficient to support normal business activities. The revenue decline came primarily from the Datamizer product line in the Europe region. Working capital limitations will continue to adversely impact worldwide sales.

     The gross margin for the three months ended September 30, 1999 was $(137,474), or (44.4)%, as compared to $933,919, or 63.1%, for the comparable period in 1998. The decrease in gross margin is attributable to the sales decrease of Datamizer products, as noted above, which contribute significant gross margins. Also, the Company recorded a $210,000 expense for inventory obsolescence in the three months ended September 30, 1999. Before the inventory adjustment, gross margin at September 30, 1999 was $72,526 or 23.4%.

     Sales and marketing expense: Sales and marketing expenses for the three months ended September 30, 1999 were $271,456 as compared to $299,719 for the comparable three-month period in 1998. This $28,263 decrease is attributable primarily to reductions in compensation, commissions and travel expenses, offset by an increase in Europe expenses.

     The increase in Europe expenses is the result of the decision by the Company to close its Europe office in The Hague, The Netherlands. Sales and Tech Support will be handled by personnel in the United States along with the assistance of the Company's manufacturing representative in the United Kingdom. Symplex has reserved $110,000 in the three months ended September 30, 1999 for this closing. Management is uncertain whether this action will have a significant impact on current levels of European revenue as the responsibilities of the three sales and tech support individuals in the Europe office should be manageable by U.S. personnel.

     Research and development expenses: Research and development expenses for the three months ended September 30, 1999 were $138,881 compared to $173,146 for the third quarter of 1998. This $34,265 favorable decline results primarily from decreases in outside professional services relating to product development and in compensation expense.

     General and administrative, Engineering and Service expenses: General and administrative expenses for the three months-ended September 30, 1999 were $153,609 as compared to $276,213 for the similar period in 1998. The $122,604 decrease resulted from a decrease in professional fees expenses and a lesser decrease in compensation. Engineering expenses for the three months ended September 30, 1999 were $36,242 as compared to $79,310 for the comparable period in 1998. This $43,068 decrease resulted primarily from a decrease in compensation. Service expenses for the three months-ended September 30, 1999 were $31,271 as compared to $57,055 for the similar period in 1998. The $25,784 decrease resulted from a decrease in compensation.

     Net Loss: The Company reported a net loss of $806,311 or $.08 per share for the three months ended September 30, 1999 as compared to a net loss of $8,789 for the comparable period in 1998. The increase in the quarterly loss results from the negative sales impact of delayed opportunities, principally, in new product development and release efforts caused by the difficulties associated with the final testing and commercial release of RO 2 and Datamizer 6 products, which occurred in the first half of 1999. Further, the inventory adjustment of $210,000 and the reserve of $110,000 for the Europe office closing negatively impacted the results of operations for the three months ended September 30, 1999.

     Liquidity and Capital Resources
     -------------------------------

     In the first nine months of 1999 as compared to the corresponding nine-month period in 1998, Symplex experienced increased losses on declining sales. The Company financed its operating loss for the nine months of 1999 partially from operating activities and a $1.2 million private placement of preferred shares before expenses completed in the first quarter ended March 31, 1999. The Company executed a non-cash conversion of face value debt financing of $500,000 to 625,000 common shares of equity in the first quarter ended March 31, 1999.

     Cash utilized in operating activities for the nine months ended September 30, 1999 was $1,005,634 as compared to $2,057,969 in the corresponding period of 1998. Cash generated by financing activities through September 30, 1999 totaled $920,183 as compared to $2,228,992 in the corresponding period of 1998. The source of these funds in 1999 was the private placement proceeds of $1,200,000 before expenses, offset by payments on borrowings of $208,032. In a non-cash transaction, the Company issued equity valued at $497,637 and concurrently retired a long-term notes payable with a principal balance outstanding of $500,000 in a non-cash transaction.

     The Company's cash resources have been adversely impacted by the sales decrease attributable to significant delays in new product developments and their commercial release. The accounts receivable turnover at September 30, 1999 was 5.9 times annually or approximately 62 days to collection while inventory turnover was 3.5 times annually or approximately 105 days in inventory. These ratios represent an improvement over prior periods as the Company has placed considerable emphasis on accounts receivable and inventory management.

     At September 30, 1999, Symplex had borrowings of $400,000 against its $500,000 line of credit agreement. In addition, Symplex has outstanding bank debt of $120,000 under a long-term agreement, which matures December 31, 1999. Both the term agreement and the line of credit require interest payments at the variable rate of 2% above the bank's prime rate. Both agreements are secured by all the assets of the Company and contain restrictive covenants. The line of credit agreement matured on June 30, 1999 and the bank has indicated its unwillingness to renew the line. The Company is currently in default on the notes and the bank has demanded full payment. However, negotiations with the bank for an agreeable resolution in this matter are still in progress. The Company was not in compliance with the covenants for both notes at June 30, 1999. Without an infusion of additional capital, the Company will not be able to comply with these covenants on an ongoing basis. However, any settlement agreement with the bank requiring cash payments in 1999 will divert critical resources away from the operating capital requirements during a period when the Company's cash flows are expected to be insufficient to attain its second-half 1999 objectives without an additional capital infusion. Any noncompliance gives the bank the right to exercise its remedies under the loan agreements, including, but not limited to, acceleration of repayment and repossession of collateral.

     As of September 30, 1999, the Company's principal sources of liquidity were cash of $26,757 and trade receivables of $163,301. The stockholders' equity (deficit) at September 30, 1999 totaled $(533,181) as compared to stockholders' equity of $452,909 at December 31, 1998. At September 30, 1999, the Company had a working capital deficit of $740,196 as compared to a working capital surplus of $657,435 at December 31, 1998. The Company has experienced difficulties in remitting trade payables in a timely manner causing some of these significantly aged accounts to threaten more aggressive collection actions, including litigation. Currently, these past due accounts approximate $100,000.

     In addition, the Company's former third party manufacturer has expressed a claim for approximately $200,000 for unpaid inventory components purchased on Symplex's behalf. In past years, this manufacturer has maintained up to $1,000,000 in component inventory based on Symplex's forecasted product sales. Although the Company no longer utilizes this third party manufacturer, it continues to sparingly purchase these components for its current third party manufacturers. Symplex believes it has an obligation to consume these components in its third party manufacturing activities and is in active discussions to resolve this matter successfully. The Company believes it has adequately reserved for any exposure resulting from this claim.

     In the opinion of management, the private placement net proceeds of $1,085,759, the existing sources of liquidity and the funds generated from future anticipated operations will not be sufficient to meet the Company's second-half 1999 projected working capital and other cash requirements assuming implementation of the operating objectives and attainment of certain revenue expectations without an additional capital infusion. As the Company will require additional debt or equity financing to satisfy its second-half 1999 working capital and other cash requirements, Symplex will continually evaluate the availability and appropriateness of various methods of securing additional financing. There can be no assurances that the Company will seek or successfully obtain additional debt or equity financing or that such financing would not result in substantial dilution to current shareholders. If the Company is unable to raise sufficient additional capital by year-end 1999, its ability to maintain operations, continue product development and to generate revenue growth will be severally and adversely impacted.

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

     (b)      Reports on Form 8-K.

              The Company filed no reports on Form 8-K during the nine months ended September 30, 1999.





                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Symplex Communications Corporation

     Date: November 12, 1999            By: /s/ Gary R. Brock
                                           ------------------
                                           Gary R. Brock
                                           President, Chief Executive Officer
                                           (Principal Executive Officer)

     Date: November 12, 1999            By: /s/ Thomas Radigan
                                           -------------------
                                           Thomas Radigan
                                           Chief Financial Officer, Treasurer,
                                           Secretary (Principal Financial and
                                           Accounting Officer)

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

3.3       Certificate of Amendment to Articles of Incorporation./(5)/

4.1       Form of Certificate of Common Stock./(2)/

4.2 Form of warrant granted to holders of convertible promissory notes ("Note Conversion Warrants")./(3)/

4.3 Form of warrant granted to Canaccord Capital Corporation and C.M. Oliver & Co. ("Underwriter Warrants")./(3)/

4.4       Form of warrant granted to Opus Capital, LLP ("Opus Services
          Warrant")./(3)/

4.5       Form of warrant issued to May 1998 private lender./(4)/

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