Form 10KSB
period 1999-12-31
SYMPLEX COMMUNICATIONS CORP
filed 2000-04-11
CIK 1039920

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

      FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDING DECEMBER 31, 1999

                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
          _____________________________TO____________________________________

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

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES   X   NO
           -----   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The Registrant's operating revenues for its most recent fiscal year was:
$1,545,315.

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as of a specified date within the past 60 days:

              $4,810,971 as of February 29, 2000

As of February 29, 2000, 8,397,452 shares of Common Stock and 1,224,490 shares of Common Stock Equivalents (resulting from potential conversion of Preferred shares to Common, see Item 7. Note 10 and Item 11), $.01 par value, were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: None


Transitional Small Business Disclosure Format:   Yes       No  X
                                                    -----    -----

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

Digital Subscriber Line (DSL)      Line interface standard that provides high-
                                   speed digital data transmission over existing twisted copper pair wiring.

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

Integrated Services                A switched digital communications network
Digital Network (ISDN)             that uses internationally recognized
                                   standards to transmit data, voice and images over digital lines.

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

BUSINESS OF THE COMPANY

     Symplex designs, develops, manufactures and markets custom Internet solutions for remote access communications switching and connectivity devices with value added features such as data compression that enhance the performance of existing LANs and WANs and their connectivity to the Internet. The Company's products facilitate migration to cost effective communications networks such as frame relay, leased line and ISDN. The Company's switches and compression platforms are based on a distributed and modular architecture that currently combines WAN switching, compression and routing in a single product family. Symplex products support LAN, client server and host-based applications with the ability to switch and compress data onto the Internet or private networks.

     The Company has traditionally offered two internetworking product lines. "Datamizer", first introduced in 1983, is currently in its sixth generation, which was released in the first quarter of 1999. Datamizer is principally a series of network products facilitating high-speed data transmission. Datamizer units have been installed worldwide, and for the twelve months ended December 31, 1999, Datamizer revenues were approximately $930,000. DirectRoute, first introduced in October 1994, consists of a wide range of ISDN WAN access switches. In the twelve months ended December 31, 1999, DirectRoute products have generated revenues of approximately $615,000. A second generation of DirectRoute products, RO-2, was released in the first quarter of 1999.

     Symplex products have been purchased by a broad variety of enterprises, including Eastman Kodak Co, Bombardier, Citicorp, Columbia House, DHL, Exxon, GE Capital, Kimberly-Clark and the US Postal Service. The Company's strategy is to provide custom network solutions to these Symplex customers to enhance their current installed networks.

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

     The dominant part of the Company's product revenues has traditionally been generated outside North America. In the two fiscal years ended December 31, 1999 and 1998, foreign sales, as a percentage of total product revenues, were approximately 55% and 82%, respectively. In late 1998, the Company refocused its North American direct sales force toward providing a wide range of custom solutions of Internet access devices. In late 1999, these efforts led to signing a partner agreement with a leading provider of Network Access Equipment. The agreement calls for the development of customized DSL versions of the Company's RO-2 product line to meet the requirements of the rapidly growing DSL marketplace. The majority of the shipments are expected to begin in the second half of 2000.

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

     These developments have led to an increase in demand for both switched LAN and WAN networking components. In response, network carriers in the United States, such as AT&T Corporation ("AT&T"), MCI WorldCom Inc., Sprint Communications Company and the regional Bell operating companies ("RBOCs"), and numerous international carriers, have introduced digital network services which allow users to access end-to-end digital circuits on an as-needed basis. These services typically have data rates of 56 Kbps to T1 (1.5 Mbps) and higher.

     In addition to the introduction of these switched digital services, cost effective digital access lines that provide access to these services from a customer's location have become increasingly available from the network carriers, permitting the creation of switched public networks. These access lines take the form of T1 (1.5 Mbps), E1 (2 Mbps), switched 56 (56 Kbps), ISDN Basic Rate Interface (two 64 Kbps channels) and ISDN Primary Rate Interface (twenty-three 64 Kbps channels), digital subscriber line (DSL) and frame relay services.

     In addition, the Internet has given rise to an important way to reach consumers, business partners, suppliers, and distribution channels. The rise in virtual private networks (VPN), business-to-business (B2B), e-commerce and high speed Internet access has driven the demand for new and emerging technologies. Each of these markets is projected to grow at significant rates over the next five years, providing an opportunity for new solutions.

     A VPN is a secure private data network that uses the Internet or Intranet for establishing a communication channel between two locations. A VPN can connect telecommuters, mobile workers, remote offices and branch offices to each other and to a corporate network. It also can be used to connect customers, suppliers and businesses. Once connected, the VPN opens up a secure tunnel in which data is encrypted and users are authenticated. Such technology allows safe and direct passage of a company's data over the Internet. Infonetics Research projects the VPN services market to reach $8.9 billion in 2001.

     There has been a significant rise in Internet online businesses. This has resulted in a steady growth in consumer purchases on the Internet. While the business-to-consumer (B2C) market has high growth potential, the B2B market offers greater potential. The Gartner Group projects worldwide revenues for the B2B market to reach $7 trillion by 2004. Each B2C transaction is the result of many B2B transactions. E-commerce provides new or revised ways of doing business with efficiency improvements and cost-cutting opportunities.

     The VPN and e-commerce markets have introduced new applications for the Internet. These Internet applications, as well as others, have a direct impact on the overall performance of the Internet. The existing infrastructure of the Internet was not designed to carry such a load. As the infrastructure is being altered with higher performance devices, the demand for faster Internet access solutions is essential. Many companies are now looking beyond modems and ISDN to meet bandwidth requirements.

Cable, variations of digital subscriber line (DSL), and wireless Internet access solutions are becoming the preferred choice. Symplex's RO-2 is well positioned to migrate to these new technologies.

     In 1992, the Company anticipated that the multiplexer market in which the Datamizer IV was sold would contract, and accordingly developed the DirectRoute product family to address the remote access, frame relay and multiprotocol gateway markets. Additionally, the scheduled release of Datamizer 6 specifically addresses the increased use of frame relay and multi-national connections using routers. Moreover, the Company expects to leverage and address its installed base of Datamizer customers who are moving from traditional leased-line point-to-point networks to multipoint frame relay networks using both the public and private networks.

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

     The Company's Focus: Switched Network Access and Bandwidth Enhancement

     The Company's business is focused on both dedicated links and the "switched network access" segment of the internetworking industry. Symplex products are utilized for large enterprise networks and remote LAN access, integrated access and digital network extensions. The technologies involved are designed to enhance current infrastructures such as frame relay networks and point-to-point links, utilizing switched public networks such as ISDN by providing higher throughput and reliable and secure network access for both the enterprise customer and individual users. In addition, the Company's earlier success in marketing earlier generations of the Datamizer product has created an installed base of satisfied customers and channel partners. Symplex intends to focus on this installed base and seek to penetrate these customers with Datamizer V & 6. To encourage sales of Datamizer V & 6 the Company has made available to its existing Datamizer customers an upgrade and trade-in option. Datamizer IV units taken in exchange for Datamizer V & 6 units are being refurbished and resold to customers with a need for the narrower bandwidth application, principally in South and Latin America. The Company is developing a series of custom features and products designed specifically to address existing customer infrastructures and Internet applications.


PRODUCTS AND TECHNOLOGY

     Symplex designs, manufactures and sells two core technology platforms. The DirectRoute product line addresses Internet access, routing and switching access systems; and the current Datamizer product line provides statistical and inverse multiplexing and compression technology connected to private and/or public networks to enable customers to utilize leased line networks more effectively. The Company's product development staff consists of a Director of Engineering, two software engineers, one hardware engineer and two test and support engineers.

     DirectRoute

     DirectRoute products are stand-alone hardware and software units, which enable a Local Area Network ("LAN") to efficiently route and switch data and communications to enterprise-wide, networks ("WANs") and the Internet. The DirectRoute product line, on which Symplex's development expenditures to date aggregate approximately $11,500,000, offers a platform for WAN switching and routing functionality, and combines dynamic scalable bandwidth and connection-oriented internetworking with switched digital telecommunications services such as ISDN. The DirectRoute product family ranges from entry level, branch office installed solutions to flexible, robust solutions for the corporate backbone. While certain versions of DirectRoute can be used for telecommuting and Internet access, the product line has been positioned initially as a flexible WAN access switch giving high performance LAN-to-LAN connectivity. Currently, the platform incorporates ethernet connectivity via frame relay, dedicated ISDN, and traditional leased line WAN services. Through the utilization of digital services, DirectRoute allows LANs to communicate with one another quickly, efficiently and cost effectively. The product architecture allows LAN users to access remote sites easily.

     DirectRoute products combine a number of performance enhancing features embodying Symplex's proprietary technologies. They allow remote office users to connect via DirectRoute using a single IP address; minimize the amount of needless "chatter" in the WAN thus eliminating lines which are left connected but are not actually transmitting data; and automatically open and close lines to ensure maximum utilization and minimum cost of each open line. DirectRoute also uses bandwidth management to optimize the connections that are open to meet customers' specific networking goals, whether by reducing cost through optimal line usage or increasing performance through maximum throughput, and has built in, easy to control network security functions and network management software.

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

     In addition, DirectRoute products combine essential features for secure communication over the Internet. These include network address translation
(NAT), integrated firewall and an industry standard tunneling protocol that establishes virtual private networks (VPN) over the Internet.

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

     Large complex internetworking on-line services have from time to time experienced severe outages due to an inability to provide instantaneous, high-speed recovery systems. Currently, manufacturers offer DSU/CSU recovery at 56Kbps for networks that are using speeds up to 1.5 Mbps. DirectRoute provides a lower cost, high performance alternative through a proprietary network recovery technology, with recovery speeds from 128 Kbps to 2.048 Mbps. This technology permits DirectRoute to transparently monitor the health of network connections via the ethernet and backup the network.

     The DirectRoute RO-2 products have suggested end-user prices ranging from $649 to $995 depending on the model.

     Datamizer

     Datamizer was developed by Symplex in 1983 to respond to user requirements for higher performance over existing transmission links. Datamizer products are bandwidth enhancers that can increase the throughput of existing WAN links or be used to maintain throughput of an existing link with a more efficient configuration. They achieve high-speed transmission by taking advantage of proven data communications technologies, including inverse multiplexing, statistical multiplexing, data compression and automatic link restoration. The fifth generation Datamizer, Datamizer V, which includes the functionality, feature set and performance of DirectRoute and the functionality and data compression capability of Datamizer, was commercially released at the end of the third quarter of 1997. The sixth generation Datamizer, Datamizer 6, includes the same features as Datamizer V plus additional ports and a hardware bypass feature that eliminate the Datamizer 6 as a single point of failure. Datamizer 6 was commercially released in the first quarter 1999. Datamizer units have been installed worldwide, many in Fortune 1000 environments. Total development expenditures on the Datamizer product family to date aggregate approximately $8.2 million.

     Inverse multiplexing enables multiple lower-speed links to be combined for transmission to the same location. Statistical multiplexing enables multiple data inputs to be sent over the same link, thus reducing the need for more circuits. Link restoration software enables a link failure or decrease in link performance to automatically force the creation of a second or backup link.

     Datamizer V and Datamizer 6 extends the WAN access capabilities to full T1/E1 speeds (up to 2 Mb), and provides data compression. It will also be compatible with the most recent advances in frame relay technology. While frame relay networks allow companies to use the public infrastructure to access information rather than building costly point to point leased line routed networks, the Datamizer is designed to avoid the cost of higher speed connections, providing significant cost savings while enhancing overall network reliability. Symplex considers that the biggest potential market for Datamizer V is multinational corporations using international public networks. The Company also expects to be able to leverage market access with its large installed base of Datamizer II, III and IV customers who are moving to frame relay networks.

     The Datamizer V products have suggested end-user prices ranging from $5,495 to $6,995 depending on the model, volume and upgrades. Datamizer 6 products have a suggested end-user price of $6,995.

BUSINESS STRATEGY

     The Company's principal business objective is to establish itself as a leader in the development, distribution and support of high performance remote access communications switching systems and data compression devices to enhance the performance of existing LANs, WANs and Internet connectivity.

     There are six broad elements to the Company's product development, marketing and sales strategies:

     1. Continuation of the development of Strategic Partnerships

     The cost of technology development is high and market conditions are constantly changing and evolving. This makes it difficult for organizations entering this market and existing organizations to keep up with the rapid changes. Utilizing the existing LAN and WAN products of the Company and the existing technology of the Company, the Company can customize these existing hardware and software platforms to provide technology solutions in a timely and cost effective manner. In addition to customize technology solutions, the Company intends to aggressively pursue licensing agreements of the Company's software.

     2. Grow the customer base of Direct Route and Datamizer users

     During 1999 the Company added new Direct Route and Datamizer customers. A continuation of this growth is planned in 2000 and beyond.

     3.  Provide a migration path to the worldwide install base of Datamizers

     The Datamizer customer base and distributor network has more than 15 years of experience with the Datamizer product line. During 1999, the Company released the Datamizer 6. This sixth generation of Datamizer has been well received in the marketplace and is marketed as the migration product for the approximately 6,000 Datamizer units installed worldwide.

     4. New Product Technology and Research and Development

     The Company intends to continue to invest in product development with a view to enhancing and adding to its current product portfolio. The development effort consists of (i) establishing broad product requirements and specifications, (ii) developing specific functional specifications based on market knowledge and customer feedback (iii) developing design documentation
(iv) performing design review to verify product requirements (v) fabricating and testing a product prototype and (vi) commencing production, building inventory and delivery.

Technology the Company is currently integrating into the Direct Route product is xDSL. In addition, Symplex is investigating the addition of ATM.

     5. Enhancing and Improving Relationships with Distributors

     To augment the efforts of its direct sales organization, Symplex intends to enhance its existing relationships with the Symplex distributors and add additional distributors and third party selling partners.

     6. Managing Expenses Effectively

     The Company has experienced revenue declines in each year since 1993, with the exception of 1998. In 1999, revenue decreased as a result of delays in the commercial release of new products. For fiscal year 2000, Symplex's expects to increase revenue compared to 1999's level of $1.5 million. Management monitors operating performance closely and if it appears that the previously defined strategies will not generate the desired results within a reasonable period, will adjust expenses accordingly.


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


SALES AND MARKETING

     Sales Plans

     Symplex sells its products and services in North America with its sales staff located in Ann Arbor, Michigan. European, Asian and Latin American sales are made through selected distributors supported by the headquarters.

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

     Datamizer

     Datamizer 6 has been well received in the marketplace, and this has to some extent stimulated demand for Datamizer products, particularly with the Company's existing customer base. While there are competing products offering some of the functions of the Datamizer product line, these functions are handled by discreetly housed components performing narrowly defined tasks. Competitors in the data compression market include Cisco Systems, Nortel, and Lucent, all publicly traded companies with financial resources much greater than the Company's. While there are several smaller companies which have developed compression technology, those mentioned are the only competitors known to the Company who target the wide area access market.

     DirectRoute

     The market for internetworking products is highly competitive. The principal competition for DirectRoute consists of products manufactured by ISDN equipment manufacturers and by internetworking equipment manufacturers.

     In the ISDN market, competing products are manufactured by many companies, including Cisco Systems Inc., Ascend Communications, Inc., 3COM and Motorola. The products of these manufacturers are currently addressed to the single telecommuter and small office markets. Typically these products limit the number of connectable PCs to fewer than four, and have maximum transmission speeds of 128Kbps. In contrast DirectRoute, depending on the configuration, can handle 25 to 1000 or more users transmitting simultaneously, and incorporates the Company's proven data compression algorithms. Both the Company's internal testing and customer response suggest that the enhanced capabilities of DirectRoute will make it attractive to small and medium-sized business as well as telecommuters.

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


RESEARCH AND DEVELOPMENT

     Research and development expense was approximately $736,000 in 1999 compared to approximately $679,000 in 1998 reflecting an increase in new product development. The amount of research and development spending in 2000 is expected to remain flat as compared to 1999.

EMPLOYEES

At March 6, 2000 the Company employed 14 persons. Of these, four are engaged in product development, two in manufacturing, three in sales and marketing, two in customer support and three in finance and administration. None of the Company's employees is represented by a labor union nor is the Company a party to any collective agreement. The Company considers its relations with its employees to be good. Symplex has not entered into employment agreements with any of its officers or employees. The Company does not carry key man life insurance on any of its employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's head office and principal place of business is at 35 Research Drive, Ann Arbor, Michigan 48103, where it leases approximately 10,000 square feet under a month-to-month lease. The Company's product development, marketing and sales, and financial and administrative functions are principally carried on from this location.

ITEM 3.  LEGAL PROCEEDINGS.

     In March 2000, the Company was named as the defendant in a lawsuit filed by a former third party manufacturer. The claim for approximately $200,000 is for unpaid inventory components purchased on Symplex's behalf. Although the Company no longer utilizes this third party manufacturer, it has sparingly purchased these components for its current third party manufacturer. Symplex believes it has an obligation to consume these components. The Company is in active discussions to resolve this matter out of court and believes it has adequately reserved for any exposure. The complaint was filed in Washtenaw County Circuit Court in the State of Michigan.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock is listed on the Canadian Venture Exchange under the symbol "SYC.U" and such exchange is the primary market for the Common Stock. The Common Stock is quoted in and trades in U.S. dollars.

     The following table sets forth the range of high and low closing bid prices of the Company's Common Stock as reported by the Canadian Venture Exchange for each quarter in 1999 and 1998.

Market Price                                             1999                               1998
------------                                             ----                               ----
                                                  High           Low                High            Low
                                                  ----           ---                ----            ---
First Quarter                                     $1.33         $0.43               $1.11*         $0.49
Second Quarter                                    $0.80         $0.27               $0.66          $0.18
Third Quarter                                     $0.30         $0.11               $0.60          $0.25
Fourth Quarter                                    $0.35         $0.08               $0.84          $0.22

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

     On February 29, 2000, the closing price of the Company's Common Stock on the Canadian Venture Exchange was U.S. $0.50.

RECENT SALES OF UNREGISTERED SECURITIES

     The Company sold the following unregistered securities in 1999:

       (1) In February 1999, the Company closed with a private investment group to issue 1,224,490 Series A Preferred shares at a price of U.S. $0.98. Each Series A Preferred share is convertible into one common share of the Company. In addition, the investment group received warrants to purchase 612,245 Series B Preferred shares at a price of U.S.$.98. Each Series B Preferred share is convertible into 1.08 common share of the Company. These warrants expired July 30, 1999.

The Company believes this transaction was exempt from the registration requirements of Section 5 of the Securities Act by virtue of the exemption provided by Regulation S of the Securities Act.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

     The following discussion should be read in conjunction with the financial statements and accompanying notes included elsewhere in this Report.

BACKGROUND AND OVERVIEW

     Symplex was incorporated in California in 1982 and commenced operations immediately thereafter. On February 28, 1997 it merged with Symplex Acquisition Corporation, a Delaware corporation that was subsequently renamed Symplex Communications Corporation. See "Business of the Company: Corporate history". Initially and through October 1983 when it first generated revenue, the Company was a development stage entity with activities focused on business planning, product research and development, organizational infrastructure and hiring. Symplex is now a two product family company. These two products families are Datamizer and, since 1994, DirectRoute. Annual revenues from the Datamizer product family increased from $130,000 in 1983 to a high of $21,700,000 in 1989. With the exception of 1998, Datamizer revenues have continued to decline since 1989, reaching a low point in 1999 of $930,000, with 1993 being the last year the Company realized a profit. Historically, Datamizer generated gross margins exceeding 70%, and DirectRoute product margins have ranged from 30% to 61%. Although the industry grew significantly during this period, several factors contributed to the Company's declining revenues. Of particular significance was the Company's change in focus from WAN products to LAN products and then back to WAN products, changes in worldwide distribution channels, and significant management turnover. Such changes, at a time when the Company had minimal cash resources, adversely affected the Company's sales efforts.

     To address the declining Datamizer revenues and moderate the gross margin erosion that might otherwise occur, the Company in February 1997 adopted an engineering, marketing and sales plan to combine the Datamizer and DirectRoute product families under a single platform which includes the functionality, feature set and performance of DirectRoute and the functionality and data compression capability of Datamizer with encryption as a future enhancement. Datamizer V, an example of this, was commercially released at the end of the third quarter of 1997. It is the strategy of Symplex to market the Datamizer V, 6 and future generations to the Company's installed base of Datamizer customers, and to re-engage the WAN compression channel partners who have been representing the Datamizer product worldwide for greater than ten years. In addition, the Company continues to market the DirectRoute family of routers, with an emphasis on major account customers with higher volume requirements.

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

     In the beginning of 1999, the Company closed on a private placement offering raising $1.2 million before expenses. However, increased expenditures related to new product development and delays in their commercial release resulted in decreased revenue in 1999 to $1,545,000 from $4,352,000 in 1998. This, among other factors, led to cash constraints which required another, mid-year restructuring by the Company terminating half of its staff, including the closing of its office in The Hague, The Netherlands in the third quarter 1999.

     In the past, the majority of the Company's product revenues have been generated outside the United States. However, in the year ended December 31, 1999 United States sales, as a percentage of total product revenues, were approximately 45% compared to 18% in 1998.

     At December 31, 1999, stockholders' deficit was $1,260,000. As of December 31, 1998, Symplex had stockholders' equity of $453,000.


Fiscal years ended December 31, 1999 and 1998


RESULTS OF OPERATIONS

     For the year ended December 31, 1999, Symplex incurred a loss from operations of $2,648,000, and, after other expenses of $31,000, amortization expense from discount on notes payable of $4,000 and interest expense of $78,000, for a net loss of $2,761,000 as compared to the year ended December 31, 1998 loss from operations of $1,168,000, and, after other income of $60,000, amortization expense from discount on notes payable of $52,000 and interest expense of $162,000, for a net loss of $1,323,000. In fiscal year 1999, Symplex recorded a reserve for slow-moving inventory totaling $250,000 as compared to a reserve for slow-moving inventory of $610,000 in fiscal year 1998. In 1999, the combination of product release delays and cash constraints severally impacted the performance of the Company. A one-time inventory trade-in program initiated with European distributors and a new product release obsoleting existing products adversely impacted the Company in 1998.

     Sales

     Symplex recorded total sales in the year ended December 31, 1999 of $1,545,000, of which $930,000 was generated by Datamizer, $495,000 by DirectRoute and $120,000 by development fees. The comparable amounts in the year ended December 31, 1998 were $4,352,000, $3,891,000, $461,000 and $0. 55%
and 82% of total sales in the years ended December 31, 1999 and 1998, respectively, were generated outside the United States. German sales represented approximately $2,023,000 or 46% in the 1998 period while U.S. sales represented the highest amount of total sales at approximately $701,000 or 45% in 1999. European product sales were approximately $795,000 in the year ended December 31, 1999 and $3,217,000 in comparable period of 1998. Datamizer revenue includes sales of maintenance contracts and service generated.

     Gross margins at December 31, 1999 including the inventory reserves were approximately $381,000 or 24.7% compared to approximately $2,298,000 or 52.8% at December 31, 1998. The low sales volume in 1999 distorts the gross margin analysis because of the fixed, in-direct manufacturing costs and the recognition of a $250,000 reserve for slow moving inventory. Higher margins were achieved in 1998 from shipments of Datamizer V, offset by the unfavorable recognition of a $610,000 reserve for slow moving inventory. Without the reserves for slow moving inventory, gross margins for 1999 and 1998 would have been $631,000 or 40.8% and $2,908,000 or 66.8%, respectively.

     Product development, sales and marketing expenses

     Research and development expenses were approximately $736,000 in the year ended December 31, 1999 as compared to $679,000 in the year ended December 31, 1998. The higher 1999 expenses reflects an increased investment in new products. Sales and marketing costs in the year ended December 31, 1999 were approximately $910,000 compared to $1,151,000 in 1998, reflecting decreases in payroll and benefits of $107,000, commissions of $158,000, travel expense of $60,000, offset by a reserve of $110,000 to close the European office.

     General and administrative, engineering and service expenses

     General and administrative expenses for the year ended December 31, 1999 were $929,000 as compared to approximately $1,184,000 in the corresponding period in the prior year. This decrease resulted primarily from a reduction in professional fees of $82,000, bad debt expense of $59,000, performance stock options of $25,000, facilities expense of $35,000, office supplies and equipment leases of $73,000, repair and maintenance of $21,000 and other expenses of $85,000, offset by an increase in management compensation of $125,000.

     Engineering expenses increased to approximately $269,000 in the year ended December 31, 1999 compared to $237,000 for the same period in 1998. The increase was attributable to new product development expenses. Service costs declined to $186,000 in the year ended December 31, 1999 compared to $ $217,000 in 1998. The decline was due to payroll expense reductions mandated by cash constraints.

     Other Income/Expense

     Interest expense in the year ended December 31, 1999 decreased to approximately $78,000 from approximately $162,000 in the year ended December 31, 1998 due to the reduction in the notes payable (Note 3) in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 1999 as compared to the same period in 1998, the Company experienced increased losses on declining sales. The Company financed its 1999 operating losses principally through the proceeds of a $1.2 million before expenses private placement and partially through operations. In the first quarter of 1999, the Company executed a non-cash conversion of debt financing totaling $500,000 into 625,000 common shares.

     Cash utilized in operating activities in the year ended December 31, 1999 amounted to $1,043,000 compared to $1,823,000 in 1998.

     Cash utilized by investing activities in the year ended December 31, 1999 was $43,000 as compared to $28,000 in 1998. Cash generated by financing activities in the year ended December 31, 1999 amounted to $970,000 compared to $1,981,000 in 1998. As discussed in the opening paragraph in this Liquidity and Capital Resources section, 1999 operations were financed primarily by a private placement offering. In 1998, the Company's major financing included an initial public offering.

     The Company's operating cash resources in 1999 weakened from 1998 as a result of declining revenue volume. The accounts receivable turnover calculation at December 31, 1999 is distorted by the low sales volume. For 1999, the accounts receivable turnover averaged 1.86 times or 197 days to collect. The inventory turnover for 1999 was 2.23 times annually or approximately 163 days in inventory. For the year ended December 31, 1998, accounts receivable turned 3.76 times annually or approximately 97 days to collection while inventory turnover was 2.60 times annually or approximately 140 days in inventory. The unfavorable decrease in accounts receivable turnover results from the distortion caused by the low sales volume in 1999. In 1998, international sales, which generally have a longer period to collection, contributed to the unusually long collection period in accounts receivable turnover with 82% of total annual sales being generated internationally in 1998. The low sales volume impacted the unfavorable change in the inventory turnover.

     At December 31, 1999 the Company's principal sources of liquidity were cash of $38,000 and trade receivables of $340,000. The shareholders' equity reflected a deficit of $1,260,000. As of December 31, 1998, Symplex's principal sources of liquidity represented cash of $154,000 and trade receivables of $1,326,000. The surplus in shareholders' equity at December 31, 1998 was $453,000. At December 31, 1999 Symplex had a working capital deficit of $910,000 as compared to a working capital surplus of $657,000 at December 31, 1998.

     In fiscal year 1999, the Company experienced a significant sales decline and increased operating losses. In order to fund its ongoing operations, the Company is seeking a material capital infusion. There can be no assurance that the Company will successfully obtain additional debt or equity financing, or that such financing would not result in substantial dilution of current shareholders. If the Company is not able to raise sufficient additional capital in 2000, it may not be able to achieve fully its performance expectations for 2000 and may be required to undergo nominal downsizing or restructuring. Such a downsizing or restructuring could have an adverse effect on the Company's revenue expectations, operating performance results and stock price.

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


     To date, the Company has not experienced any significant problems as a result of the Year 2000. All analysis and testing was performed by the Company's staff and Symplex did not incur any significant costs to evaluate the Year 2000 issue. In addition, the Company is not aware that any of its suppliers or customers have experienced any significant problems as a result of the Year 2000. As the Year 2000 continues, the Company will continue to assess the impact on Symplex's business, financial condition and results of operations

                            *          *          *
                          FORWARD-LOOKING STATEMENTS

     This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors for such statements under such sections. The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on numerous assumptions, including, but not limited to, the assumption: that the management team will function effectively; that increases in sales and marketing personnel and expenditures will result in increased sales; that the new generation Datamizer product will result in increased sales in the Datamizer product line; that any new generation of Datamizer and DirectRoute products will be developed on schedule and will provide the level of performance and reliability demanded by the marketplace; that focusing sales efforts on licensing product technology to third parties and on multinational companies in North America will generate revenue growth internationally; that the Company can successfully compete with larger, more established competitors; that market segments targeted by the Company will continue to grow; that the Company will be successful in emphasizing the mid- and high-range components of the DirectRoute product line; that pricing and other competitive pressures worldwide will not cause margins to erode significantly; sufficient cash generated from a successful private placement will be available to grow the Company; and that currency fluctuations worldwide will not cause adverse pricing pressures.

     The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by the forward-looking statements, including, but not limited to, the risk: associated with the management teams; that increased sales and marketing personnel and expenditures will not increase sales sufficiently to cover the associated costs; that any new generation of Datamizer and DirectRoute products will experience development or product roll-out problems; that the Company's current product line, the new generation Datamizer and DirectRoute products, or future products will not keep up with the rapid technological change in the marketplace or will otherwise not be well-accepted in the market; that competitive conditions in the internetworking industry will change adversely or otherwise become more intense; that changes in technology or consumer preference could cause the growth rate in the markets the Company serves to slow or halt; that demand for the DirectRoute product line will slow; that sales of mid- and high-range DirectRoute components are not the significant portion of DirectRoute sales; that worldwide pricing and other competitive pressures could adversely affect the Company's margins; that additional financing will not be raised, or that currency fluctuations could result in international pricing pressures or could reduce the value in U.S. dollar terms of the Company's international sales.

ITEM 7.  FINANCIAL STATEMENTS



                               Table of Contents
                               -----------------

                                                                       Page
                                                                       -----

Independent Auditors' Report of Ehrhardt Keefe Steiner & Hottman PC..  F - 1

Financial Statements

     Balance Sheets..................................................  F - 2

     Statements of Operations........................................  F - 3

     Statements of Changes in Stockholders' Equity (Deficit).........  F - 4

     Statements of Cash Flows........................................  F - 5

Notes to Financial Statements........................................  F - 6


                (EHRHARDT KEEFE STEINER & HOTTMAN PC LETTERHEAD)
                ------------------------------------------------


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Symplex Communications Corporation
Ann Arbor, Michigan

We have audited the accompanying balance sheets of Symplex Communications Corporation as of December 31, 1999 and 1998, and the related statement of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Symplex Communications Corporation as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company incurred a net loss of $2,760,998 for the year ended December 31, 1999 and had a stockholders deficit of $1,259,704. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note
14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                          /s/Ehrhardt Keefe Steiner & Hottman PC
                                             Ehrhardt Keefe Steiner & Hottman PC

February 4, 2000
(except for Note 15, as to which the date is March 29, 2000)
Denver, Colorado

                      SIMPLEX COMMUNICATIONS CORPORATION

                                 Balance Sheets

                                                                                         December 31,
                                                                                  --------------------------
                                                                                      1999          1998
                                                                                  ------------  ------------
                                              Assets (Note 3)
Current assets
Cash                                                                              $    37,735   $   154,058
Trade receivables, less allowance for doubtful accounts of $36,464 in
 1999 and $78,763 in 1998, respectively                                               339,869     1,326,166
Inventories (Note 2)                                                                  441,112       601,641
Prepaid expenses and other current assets                                              51,786       114,284
                                                                                  -----------   -----------
         Total current assets                                                         870,502     2,196,149
                                                                                  -----------   -----------

Property and equipment
Machinery and equipment                                                             1,709,694     1,668,919
Office equipment                                                                      609,999       639,642
Leasehold improvements                                                                 19,590        19,590
                                                                                  -----------   -----------
                                                                                    2,339,283     2,328,151
Less accumulated depreciation                                                      (2,188,783)   (2,116,892)
                                                                                  -----------   -----------
         Net property and equipment                                                   150,500       211,259
                                                                                  -----------   -----------

Other assets                                                                                -        44,819
                                                                                  -----------   -----------

Total Assets                                                                      $ 1,021,002   $ 2,452,227
                                                                                  ===========   ===========

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
  Trade payables                                                                  $   465,540   $   406,222
  Customer deposits                                                                    41,502        53,540
  Accrued bonuses and commissions                                                     104,523       112,780
  Accrued expenses for European operations                                            187,488        16,180
  Accrued contingent liability (Note 12)                                              125,000             -
  Accrued expenses (Note 5)                                                           175,221       194,330
  Unearned revenue                                                                    111,432        12,945
  Notes payable - line of credit (Note 3)                                             400,000       438,767
  Notes payable - current portion (Note 3)                                            120,000       240,000
  Notes payable - current portion (Note 3)                                                  -        63,950
  Notes payable - officer(Note 3)                                                      50,000             -
                                                                                  -----------   -----------
    Total current liabilities                                                       1,780,706     1,538,714

Notes payable - less current portion (Note 3)                                               -       460,604
                                                                                  -----------   -----------
    Total liabilities                                                               1,780,706     1,999,318
                                                                                  -----------   -----------

Commitments and contingency (Notes 3, 5, 11 and 14)
Common stock issued subject to redemption (Note 13)                                   500,000             -

Stockholders' equity (deficit) (Notes 6,7,10,11 and 14)
  Common stock, $.01 par value; 24,000,000 shares authorized and 8,397,452 shares issued, and outstanding (including 232,434 shares and 318,950 shares
   held in escrow at December 31, 1999 and 1998)                                       77,723        78,388
  Preferred stock, $.01 par value; 6,000,000 shares authorized and 1,224,490
   shares issued and outstanding                                                       12,245             -
  Additional paid-in capital                                                        6,721,287     5,723,414
  Additional paid-in capital - warrants                                               131,616       131,616
  Notes receivable - recourse                                                         (22,351)      (32,743)
  Notes receivable - non recourse                                                     (82,245)     (110,785)
  Accumulated deficit                                                              (8,097,979)   (5,336,981)
                                                                                  -----------   -----------
          Total stockholders' equity (deficit)                                     (1,259,704)      452,909
                                                                                  -----------   -----------

Total liabilities and stockholders' equity (deficit)                              $ 1,021,002   $ 2,452,227
                                                                                  ===========   ===========


                       See notes to financial statements.

                      SIMPLEX COMMUNICATIONS CORPORATION

                            Statements of Operations


                                              For the Years Ended December 31,
                                                   1999               1998
                                              --------------   ---------------
Net sales and revenues (Note 9)
  Manufactured products                          $ 1,262,241       $ 4,231,202
  Development fees                                   120,000                 -
  Maintenance contracts and service                  163,074           121,200
                                                 -----------       -----------
      Total net sales and revenues                 1,545,315         4,352,402

Costs and expenses
  Cost of products sold                            1,164,068         2,054,400
  Selling and marketing                              909,691         1,150,623
  General and administrative                         929,084         1,183,968
  Research and development                           735,642           678,679
  Engineering                                        268,832           236,510
  Service                                            186,308           216,531
                                                 -----------       -----------
      Total costs and expenses                     4,193,625         5,520,711
                                                 -----------       -----------

Operating loss                                    (2,648,310)       (1,168,309)

Other (expense) income
  Interest expense                                   (77,903)         (162,146)
  Amortization of discount on notes payable           (4,386)          (52,220)
  Other (expense) income                             (30,399)           59,953
                                                 -----------       -----------
      Total other (expense) and income              (112,688)         (154,413)
                                                 -----------       -----------

Net loss                                         $(2,760,998)      $(1,322,722)
                                                 ===========       ===========

Loss per basic and diluted common share (Note 1)       $(.33)            $(.18)
                                                 ===========       ===========

Weighted average common shares outstanding         8,372,290         7,548,518
                                                 ===========       ===========


                       See notes to financial statements.

                       SIMPLEX COMMNICATIONS CORPORATION

            Statements of Changes in Stockholders' Equity (Deficit)
                 For the Years Ended December 31, 1999 and 1998



                                                              Additional
                                Common          Preferred      Paid-in-  Additional    Note       Note
                          ----------------- -----------------  Capital    Paid-in   Receivable Receivable  (Accumulated
                            Shares  Amount   Shares   Amount   Warrants   Capital    Recourse  Nonrecourse    Deficit)    Total
                          --------- ------- --------- ------- ---------- ---------- ---------- ----------- ------------ -----------
Balance,
  December 31, 1997       4,475,982  44,757         -       -     76,000  3,300,667    (55,818)   (188,308)  (4,014,259)   (836,961)

Issuance of common stock,
Initial public offering
(Note 10) net of
$1,038,225 in offering
costs                     3,500,000  35,000         -        -         -  2,426,775          -           -            -   2,461,775

Underwriter's fee
related to initial
public offering              70,000     700         -        -         -     69,300          -           -            -      70,000
(Note 10)

Employee stock purchase
plan (Note 11)             (222,496) (2,224)        -       -          -    (84,785)    23,075      77,523            -      13,589

Shares issued for
compensation                 15,482     155         -       -          -     11,457          -           -            -      11,612

Issuance of detachable
warrants (Note 3 and 7)           -       -         -       -     55,616          -          -           -            -      55,616

Net loss                          -       -         -       -          -          -          -           -   (1,322,722) (1,322,722)
                          --------- ------- --------- ------- ---------- ---------- ---------- ----------- ------------ -----------

Balance -
December 31, 1998         7,838,968  78,388         -       -    131,616  5,723,414    (32,743)   (110,785)  (5,336,981)    452,909

Issuance of preferred
stock, private placement
offering (Note 10) net of
$133,780 in offering costs        -       - 1,224,490  12,245          -  1,053,975          -           -            -   1,066,220

Fee related to private
placement offering           20,000     200         -       -          -     19,400          -           -            -      19,600

Common stock issued
subject to redemption
including net costs of
$2,425 (Note 13)            625,000       -         -       -          -     (2,425)          -           -            -     (2,425)

Reclassification of
unamortized discount for
warrants related to debt
converted to equity               -       -         -        -         -    (35,010)          -           -            -    (35,010)

Employee stock purchase
plan (Note 11)              (86,516)   (865)        -       -          -    (38,067)     10,392      28,540            -          -

Net loss                          -       -         -       -          -          -          -           -   (2,760,998) (2,760,998)
                          --------- ------- --------- ------- ---------- ---------- ---------- ----------- ------------ -----------

Balance -
  December 31, 1999       8,397,452 $77,723 1,224,490 $12,245   $131,616 $6,721,287   $(22,351)  $ (82,245)$( 8,097,979)$(1,259,704)
                          ========= ======= ========= ======= ========== ========== ========== =========== ============ ===========


                       See note to financial statements.

                      SIMPLEX COMMUNICATIONS CORPORATION

                            Statements of Cash Flows


                                                                                   For the Years Ended December 31,
                                                                                        1999              1998
                                                                                  ---------------   ---------------
Cash flows from operating activities
  Net loss                                                                            $(2,760,998)      $(1,322,722)
                                                                                      -----------       -----------
  Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities -
     Allowance for doubtful accounts                                                            -            59,023
     Allowance for inventory obsolescence                                                 163,902           609,931
     Depreciation                                                                         103,401           153,675
     Loss (gain) on disposal of assets                                                        663            (1,535)
     Gain on forgiveness of debt                                                          (14,685)                -
     Amortization of discount on notes payable                                              4,386            52,220
     Stock related compensation                                                                 -            24,741
     Changes in assets and liabilities
       Trade receivables                                                                  986,297          (397,056)
       Inventories                                                                         (3,373)         (232,340)
       Prepaid expenses and other current assets                                           62,497           (74,241)
       Trade payables                                                                      59,318          (755,777)
       Unearned revenue                                                                    98,487            12,945
       Accrued expenses                                                                   256,904            48,016
                                                                                      -----------       -----------
                                                                                        1,717,797          (500,398)
                                                                                      -----------       -----------
          Net cash used in operating activities                                        (1,043,201)       (1,823,120)
                                                                                      -----------       -----------

Cash flows from investing activities
  Purchases of property and equipment                                                     (43,410)          (29,593)
  Proceeds from sales of equipment                                                            105             1,535
                                                                                      -----------       -----------
          Net cash used in investing activities                                           (43,305)          (28,058)
                                                                                      -----------       -----------

Cash flows from financing activities
  Payments on line-of-credit                                                              (38,767)          (61,233)
  Issuance of notes payable                                                                50,000           444,384
  Issuance of detachable warrants with notes payable                                            -            55,616
  Payments on notes payable                                                              (169,265)         (317,500)
  Payments on bridge financing                                                                  -        (1,200,000)
  Deferred offering and financing costs                                                    44,819           527,165
  Proceeds from issuance of common stock                                                        -         2,531,775
  Proceeds from note receivable - non-recourse                                                  -               475
  Payment of fees related to conversion of debt to equity                                  (2,424)                -
  Proceeds from issuance of preferred stock, net                                        1,085,820                 -
                                                                                      -----------       -----------
          Net cash provided by financing activities                                       970,183         1,980,682
                                                                                      -----------       -----------

Net (decrease) increase in cash                                                          (116,323)          129,504

Cash - beginning of year                                                                  154,058            24,554
                                                                                      -----------       -----------

Cash - end of year                                                                    $    37,735       $   154,058
                                                                                      ===========       ===========

Supplemental disclosure of cash flow information
    Cash paid during the period for interest was $53,693 and $216,288 for December 31, 1999 and 1998, respectively.

Schedule of non-cash financing and investing activities:

    For the year ended December 31, 1999, the Company had the following non-cash financing and investing transactions: conversion of long-term debt to equity $500,000; Issuance of common stock as a financing fee $19,600; Cancelled notes receivable and stock held in escrow returned to treasury $38,932.

                       See notes to financial statements.

                      SIMPLEX COMMUNICATIONS CORPORATION

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

Research and Development
------------------------

Research and development costs related to new data communications products are expensed as incurred. Total research and development costs of approximately $736,000 and $679,000 for December 31, 1999 and 1998 were expensed to operations, respectively.

Deferred Offering Costs
-----------------------

Deferred offering costs relate to equity offerings not yet completed (Note 10) and are capitalized until completion of the transaction. Once the transactions are complete, the costs are netted against any proceeds and reclassified to additional paid-in-capital.

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

Product Warranty Costs
----------------------

Sales agreements provide for necessary warranty service for one year on new installations. The estimated future costs of warranty service for products sold as of December 31, 1999 and 1998 is included in accrued expenses.

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

Reclassifications
-----------------

Certain items in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

                      SYMPLEX COMMUNICATIONS COROPORATION

                         Notes to Financial Statements


Note 1 - Description of Business and Summary of Significant Accounting Policies
-------------------------------------------------------------------------------
(continued)
-----------

Earnings (Loss) Per Common Share
--------------------------------

Basic earnings per share is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding. Dilutive earnings per share is computed similarly, but also gives effect to the impact dilutive potential common shares, such as convertible debt, stock options and warrants, if dilutive, would have on net income and average common shares outstanding if converted at the beginning of the year. The Company has incurred losses in each of the periods covered in these financial statements, thereby making the inclusion of dilutive potential common shares in the 1999 and 1998 dilutive earnings per share computations antidilutive. Accordingly, all dilutive potential common shares have been excluded from the fully diluted earnings per share amounts and basic and dilutive earnings per share are the same for each period presented.

Credit risk
------------

The Company's trade receivables consist of U.S. and international corporations in the telecommunications and computer industries. The Company performs credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers.


Note 2 - Inventories
--------------------

Inventories consist of the following:


                                           December 31,
                                      ---------------------
                                        1999        1998
                                      ---------  ----------

Raw materials                         $  97,276  $  273,345
Work-in-process                         581,922     536,632
Finished goods                          213,282     546,163
                                      ---------  ----------
                                        892,480   1,356,140
   Less reserve for obsolescence       (451,368)   (754,499)
                                      ---------  ----------

                                      $ 441,112  $  601,641
                                      =========  ==========


Note 3 - Notes Payable
----------------------

The Company has a line-of-credit agreement, which provides for borrowings up to $500,000 at 2% above the bank's prime rate (prime was 8.5% at December 31, 1999), secured by all assets of the Company. The Company had borrowings against this line-of-credit of $400,000 at December 31, 1999 and $438,767 at December 31, 1998. The line of credit agreement matured June 30, 1999 and the bank has indicated its unwillingness to renew the line. The agreement is secured by all assets of the Company.

                      SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to Financial Statements

Note 3 - Notes Payable (continued)
----------------------------------

The Company has a term note, which matured December 1, 1999 and required quarterly principal payments, beginning September 1, 1997, of $10,000 for the first two payments, and $60,000 for the remaining eight. The term note required quarterly interest payments at a variable rate of 2% above the bank's prime rate. The note is secured by all assets of the Company. At December 31, 1999, the term note balance was $120,000, all of which was due and unpaid as of December 15, 1999.

The Company is currently negotiating with the bank for an agreeable resolution to this outstanding indebtedness on the line of credit and the term note, totaling $520,000. The agreement for the line-of-credit and the term note contain restrictive covenants, the most significant of which require the Company to 1) maintain certain levels of net worth, as defined; 2) maintain certain levels of working capital; and 3) maintain a certain level of total liabilities to net worth. The Company was not in compliance with the covenants at December 31, 1999. Further, there can be no assurances that these covenants will be attainable on an ongoing basis. Any noncompliance gives the bank the right to exercise its remedies under the loan agreements, including but not limited to acceleration of repayment and repossession of collateral.

In May 1998, the Company secured $500,000 in term note borrowings from a private investor. The principal balance on the two-year note bears interest at 15% payable quarterly with the entire principal balance due in May 2000. In consideration of the borrowing, the Company issued to the lender a warrant to purchase 350,000 shares of common stock at an exercise price of $.20 per share in year one and $.23 per share in year two. In quarter one 1999, the Company entered into an agreement with the private investor to issue 625,000 shares of common stock in exchange for the settlement of the $500,000 note payable. With the conversion of the note to equity, the related unamortized discount was reclassed to paid-in-capital. As part of the agreement, 500,000 shares are subject to redemption (Note 13).

In October 1999, the Company executed a demand promissory note for $50,000 payable to the President of the Company. The principal balance bears interest at 15%. The note was paid in January 2000.

                      SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to Financial Statements


Note 3 - Notes Payable (continued)
----------------------------------

Notes payable consisted of the following:

                                                                                     December 31,
                                                                        --------------------------------------
                                                                              1999                 1998
                                                                        ----------------        --------------

Term notes payable.  Payments of $60,000 quarterly including interest at prime rate plus 2% (prime was 8.5% at December,
 1998) with final payment due on December 15, 1999.  Secured by
 all assets of the Company.                                                      120,000               240,000

Term notes payable.  Payments of $7,500 monthly plus interest at
 9% with final payment due on September 1, 1999.                                       -                63,950

Term notes payable.  Payable upon demand plus interest at 15%.
 Paid in January 2000.                                                            50,000                     -

Subordinated note payable with detachable warrant (Note 8).
 Interest of 15% due quarterly principal due May 18, 2000.
 Secured by all tangible and intangible personal property
 subordinated to bank term note and line of credit. Converted to
 equity in February 1999.                                                              -               500,000
                                                                               ---------             ---------
                                                                                 170,000               803,950
Unamortized discount                                                                   -               (39,396)
Less current maturities                                                         (170,000)             (303,950)
                                                                               ---------             ---------

                                                                               $       -             $ 460,604
                                                                               =========             =========


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


Note 5 - Related Party Transactions
-----------------------------------

The Company has an agreement with a stockholder under which it annually pays royalties in the amount of 2% of qualified sales or $150,000, whichever is the lesser amount. The Company incurred royalty expense of $1,700 and $20,537 for the years ended December 31, 1999 and 1998, respectively.

                       SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to Financial Statements

Note 6 - Common and Preferred Stock
-----------------------------------

On December 2, 1998, the Company amended the articles of incorporation increasing the authorized capital from 20,000,000 shares to 30,000,000 shares; as part of such increase in total authorized capital, increase the number of authorized shares of Common Stock from 20,000,000 to 24,000,000; and authorize a class of 6,000,000 shares of preferred stock.


Note 7 - Warrants
-----------------

In connection with the issuance of various convertible subordinated notes during 1997 the Company issued warrants allowing the holders to purchase 216,666 shares of common stock. The holders may fund the purchase of shares through the delivery of a recourse or non-recourse promissory note, bearing interest at the Applicable Federal Rate ("AFR"). The AFR is the minimum allowable interest rate that can be used before imputed interest is required by the Internal Revenue Service. Under the non-recourse note, the Company's sole recourse shall be to cancel any shares that are being held in escrow. The warrants were exercisable at between $.83 and $.95 per share and expired on September 8, 1999.

In February 1997, the Board granted warrants to purchase 466,667 shares of common stock to a private investment group who facilitated the completion of a March 1997 private placement. The holders may fund the purchase of shares through the delivery of a recourse or non-recourse promissory note, bearing interest at the AFR. Under the non-recourse note, the Company's sole recourse shall be to cancel any shares that are being held in escrow. These warrants expired on September 8, 1999 and were exercisable at $.83 per share in the second year following the Canadian public offering.

In February 1997, the Company entered into an agreement with the same private investment group to assist the Company with a Canadian initial public offering. In consideration for the assistance, the Company granted warrants to purchase 233,333 shares of common stock. The warrants vested upon completion of the initial public offering on February 11, 1998 (Note 10). These warrants expire on February 10, 2000, two years from the effective date of the initial public offering. The warrants are exercisable at $1.00 per share for the first twelve months and $1.15 per share thereafter.

In August 1997, in connection with the issuance of certain subordinated U.S. notes payable, the Company issued warrants to purchase 166,667 shares of common stock at $1.00 per share. These warrants expired in August 1998.

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

In February 1998, in connection with the issuance of certain subordinated Canadian notes payable, the Company issued warrants to purchase 187,500 shares of common stock at $1.00 per share. These warrants expired in February 1999.

                       SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to Financial Statements


Note 7 - Warrants (continued)
-----------------------------

In May, 1998, in connection with the issuance of certain notes payable (Note 3), the Company has issued warrants to purchase 350,000 shares of common stock at $.20 per share for the first year and $.23 per share the second year. The warrants expire on May 18, 2000.

In February 1999, in connection with a private placement (Note 10), the Company issued warrants to purchase 612,245 shares of the Company's Series B Preferred Stock at a price of U.S.$.98. The warrants expired in July 1999.


Note 8 - Income Taxes
---------------------

The Company's provision for income taxes for the years ended December 31, 1999 and 1998 consists of the following:

                                             1999               1998
                                             ----               ----
Federal
  Deferred expense                        $ 1,672,479        $ 1,232,070
  Decrease in valuation allowance          (1,672,479)        (1,232,070)
                                          -----------        -----------

 Total                                    $         -        $         -
                                          -----------        -----------


The net deferred income tax asset as of December 31, 1999 and 1998 in the accompanying balance sheets include the following:

                                             1999               1998
                                             ----               ----

  Deferred tax assets                     $   175,273        $   294,536
  Valuation allowance                        (175,273)          (294,536)
                                          -----------        -----------

Total                                     $         -        $         -
                                          -----------        -----------


Deferred tax assets result primarily from timing in the recognition of certain allowance and accrued expenses for tax and financial statement purposes, and net operating loss carryforwards.

A valuation allowance has been provided for the deferred tax assets because of the uncertainty surrounding their realization.

                       SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to Financial Statements


Note 9 - Export Sales and Significant Customers
-----------------------------------------------

All of the Company's business is transacted in U.S. dollars and the company has no foreign currency translation adjustments. Export sales for the years ended December 31, 1999 and 1998 were as follows:


                                                      Years Ended
                                                      December 31,
                                             --------------------------------
                                                1999                  1998
                                             ----------            ----------

U.S.                                         $  700,962            $  732,375
Germany                                         157,825             2,023,021
Japan                                            18,809               158,983
Netherlands                                     333,143               560,553
Spain                                            52,157               203,221
United Kingdom                                   66,364               251,701
France                                          106,580               158,630
Other                                           109,475               263,918
                                             ----------            ----------

Total sales                                  $1,545,315            $4,352,402
                                             ==========            ==========


Sales totaling approximately $425,000 or 27.5% were made to two customers and approximately $2,011,000 or 46.2% were made to one customer in 1999 and 1998, respectively. No other customers represented more than 10% of sales in either year. The two customers accounted for $159,967 or 47% and the one customer accounted for $765,000 or 58% of the accounts receivable balance at December 31, 1999 and 1998, respectively.

Note 10 - Private and Public Offerings
--------------------------------------

Effective February 1998, the Company completed an initial public offering of 3,500,000 shares of common stock at a price of $1.00 per share on the Vancouver Stock Exchange (becoming the Canadian Venture Exchange in November 1999 after merging with the Alberta Stock Exchange). The net proceeds of the offering to the Company, after deducting the underwriters' fee and other expenses of approximately $1,038,000, were approximately $2,462,000. Approximately $1,164,000 of the proceeds was used to satisfy debt outstanding as of December 31, 1997 with the remainder used for working capital purposes.

In connection with the offering, the Company entered into an agency agreement with an underwriter under which the underwriter received a commission consisting of cash, stock and warrants of the Company. The Company paid all expenses of the underwriter in connection with the IPO. The commission consisted of 7.5% of the offering price per share sold and 70,000 shares of common stock of the Company. As part of the agreement, the underwriter guaranteed to purchase all shares, which were unsubscribed on the offering day. In compensation for the guarantee, the underwriter received warrants to purchase up to 400,000 shares of the Company's stock at the IPO price. The warrants expired one year from their issue date.

                      SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to Financial Statements

Note 10 - Private and Public Offerings (continued)
--------------------------------------------------

In February 1999, the Company closed with a private investment group to issue 1,224,490 Series A Preferred shares at a price of U.S.$.98. Each Series A Preferred share is convertible into one common share of the Company. The net proceeds of the offering to the Company, after deducting expenses of approximately $134,000, were approximately $1,066,000. The proceeds were used for working capital purposes. In addition, the investment group received warrants (Note 7) to purchase 612,245 Series B Preferred shares at a price of U.S.$.98. Each Series B Preferred share is convertible into 1.08 common share of the Company. These warrants expired July 30, 1999.


Note 11 - Stock Options
-----------------------

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

During 1997, the Company awarded options, all of which were exercised, to purchase 738,800 shares of common stock pursuant to this plan. According to the terms of the employee share purchase program, the stock vests incrementally over 18 months and is held in escrow until vested and the attributable portion of any outstanding note is paid. Of the total shares purchased under this plan, 466,606 were forfeited as of December 31, 1999 pursuant to the vesting provisions. A total of approximately $46,500 was charged to compensation expense over the 18 month vesting period for the 124,039 shares issued with recourse notes based upon the purchase price of $.45 per share and a market price of $.83 per share. The options exercised with non-recourse notes are treated as a variable plan. Compensation expense recorded over the 18 month vesting period for the 614,761 shares issued with non-recourse notes, computed as the difference between the $.45 per share purchase price plus accrued interest, and the current market price which at the time of issuance was $.83 per share. As of December 31, 1999, 272,194 shares were vested and the balance on the notes receivable was $104,596. Total stock based compensation expense for the years ended December 31, 1999 and 1998 included in general and administrative expense was $0 and $24,741, respectively.

In September 1997, the February 1997 Plan expired and there are no remaining options to be issued under this plan.

                      SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to Financial Statements


Note 11 - Stock Options (continued)
-----------------------------------

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

During the year ended December 31, 1997, the Company granted options to purchase 1,284,101 shares of common stock at $1 per share under the April 1997 Plan. Of these options granted, 548,933 options remain outstanding with 536,585 shares being fully vested. The remaining options vest over thirty-six months, however, no vesting shall occur prior to six months from the date of grant. Additional grants in 1998 and 1999 under the April 1997 Plan amounted to 265,000 and 288,833. None of the options have been exercised and 883,933 remain outstanding as of December 31, 1999 after taking into effect the cancellation of 954,001.

On August 14, 1998, the majority of the options granted under the April 1997 Plan were re-priced to $.31 per common share.

The following is a summary of options and warrants                                                     Exercise
 granted:                                                                                                Price
                                                                  Options            Warrants          Per Share
                                                                ------------       ------------       ------------
Outstanding December 31, 1997                                      1,140,432            850,000       $ .31 - 1.00
  Options granted                                                    288,833                  -          .31 - .45
  Warrants granted                                                         -          1,170,833         .20 - 1.15
  Options exercised                                                        -                  -                  -
  Expired                                                           (269,475)          (166,667)         .31- 1.00
                                                                ------------       ------------       ------------

Outstanding December 31, 1998                                      1,159,790          1,854,166       $ .20 - 1.15

  Options granted                                                    265,000                  -          .20 - .45
  Warrants granted                                                         -            612,245                .98
  Options exercised                                                        -                  -                  -
  Expired                                                           (540,857)        (1,883,078)         .31- 1.00
                                                                ------------       ------------       ------------

Outstanding December 31, 1999                                        883,933            583,333       $ .20 - 1.15
                                                                ============       ============       ============

                      SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to Financial Statements


Note 11 - Stock Options (continued)
-----------------------------------

The Company has the following stock options and warrants outstanding at December 31, 1999:

                                                                                               Exercisable
    Options          Warrants          Exercise               Expiration           ---------------------------------
  Outstanding      Outstanding          Price                   Date                  Options          Warrants
---------------  ----------------  -----------------  ---------------------------  ---------------  ----------------
              -           233,333               1.15         February 2000                       -           233,333
              -           350,000          .20 - .23           May 2000                                      350,000
        362,259                                  .31         November 2001                 362,259
        186,674                                  .31        September 2002                 174,326
         95,000                            .31 - .45    August - November 2003              56,111
         50,000                                  .20         January 2004                   15,278
        190,000                 -                .20        September 2004                  33,425                 -
---------------  ----------------                                                  ---------------  ----------------
        883,933           583,333                                                          641,399           583,333
===============  ================                                                  ===============  ================

Weighted average information               $    0.40          23 months
                                   =================     ===================

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized using the fair value approach for stock options and warrants granted pursuant to employee plans. Had compensation cost for the Company's stock options and warrants been determined based on the fair value at the grant date for awards in 1998 and 1999 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                    Years Ended
                                                    December 31,
                                         ----------------------------------
                                            1999                   1998
                                         -----------            -----------

Net loss - as reported                   $(2,760,998)           $(1,322,722)
Net loss - pro forma                     $(2,861,851)           $(1,408,570)
Loss per share - as reported             $      (.33)           $      (.18)
Loss per share - pro forma               $      (.34)           $      (.19)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield and expected volatility of 216%; discount rate of 5.5%; and expected lives of 5 years.


Note 12 - Commitments and Contingency
-------------------------------------

Leases
------

The Company leases building space under an operating lease. Total rent expense was $114,000 and $121,960 for the years ended 1999 and 1998, respectively. The lease expired December 31, 1996, and the Company is currently leasing the space on a month-to-month basis. In addition, certain pieces of office equipment are being leased under operating leases. At year-end, the monthly rent expense for these items is approximately $3,300. Total rent expense for the office equipment was $55,211 and $77,771 for the years ended 1999 and 1998, respectively.

                      SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to Financial Statements


Note 12 - Commitments and Contingency (continued)
-------------------------------------------------

The following is a schedule of operating lease payments for office equipment.

          December 31,
          ------------

             2000                          $30,422
             2001                           16,370
                                           -------

                                           $46,792
                                           =======

Litigation
----------

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Development Contract
--------------------

In November 1999, the Company entered into a partnership agreement with a provider of network access equipment to develop customized DSL (Digital Subscriber Line) versions of Symplex's RO-2. The estimated completion date of the development work is in the second quarter of 2000. In 1999, the Company received $200,000 related to the partial completion of the contract, recognizing $120,000 in development fee income and deferring the remaining $80,000.


Note 13 - Common Stock Issued Subject to Redemption
---------------------------------------------------

As an Amendment to the Share for Debt Agreement, in which the Company entered into an agreement with a private investor to issue 625,000 shares of common stock in exchange for the settlement of a $500,000 note payable (Note 3), the private investor granted to the Company the option to purchase 500,000 common shares of the Company at the option price of $1.00 per share on or before May 18, 2000. As consideration for this option, the Company is required to pay $18,750 quarterly, which began in February 1999. The foregoing notwithstanding, the Company is obligated to purchase from the private investor the 500,000 common shares pursuant to the terms of the option not later than May 18, 2000.

The Company incurred $92,425 in fees related to this transaction. $90,000 was incurred by the issuance of 125,000 common stock at the ten-day trailing average stock price as quoted on the Canadian Venture Exchange and $2,425 was paid for professional fees.

Note 14 - Continued Existence
-----------------------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained substantial operating losses in 1999 and has a stockholders' deficit of $1,260,000 and working capital deficit of $910,000 at December 31, 1999. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

As discussed in Note 10, the Company completed an initial public offering of 3,500,000 shares of common stock at a price of US$1.00 per share in 1998 and a private placement offering of $1.2

                      SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to Financial Statements


million in 1999. Additionally, the Company introduced new products and established a marketing and sales plan to substantially increase revenues. However, there can be no assurances that the planned revenue increase will occur or that the Company will be able to return to a profitable position.


Note 15 - Subsequent Event
--------------------------

In February 2000, the Company executed a partnership agreement with a leading provider of network access equipment. The agreement provides a worldwide, perpetual, irrevocable, non-exclusive license to the Symplex RO-2 router software and an ongoing services agreement for Symplex to customize and enhance the software to meet the needs and requirements of the marketplace. The agreements call for immediate deployment of Symplex engineering resources to work with the partners engineering group. This joint development effort, combined with the existing routing software, will lead to expediting product development and accelerating product availability. The seven figure, licensing agreement represents an initial payment for the licensing of the Symplex software with the remaining payment after a 30-day software acceptance and testing period. The service agreement begins immediately and represents approximately $400,000 in service revenue.

In March 2000, the bank agreed to eliminate the remaining balance of Symplex's note and line of credit (Note 3). The bank has agreed to accept approximately $279,000 in cash and 279,000 shares of Symplex common stock in exchange for outstanding principal and interest of approximately $558,000. The closing date for the settlement is March 31, 2000, and is subject to the approval of the Canadian Venture Exchange.

In March 2000, the Company was named as the defendant in a lawsuit filed by a former third party manufacturer. The claim for approximately $200,000 is for unpaid inventory components purchased on Symplex's behalf. Although the Company no longer utilizes this third party manufacturer, it has sparingly purchased these components for its current third party manufacturer. Symplex believes it has an obligation to consume these components. The Company is in active discussions to resolve this matter out of court and believes it has adequately reserved for any exposure.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


  None

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

  Following are the names and ages of the directors, executive officers and other key employees of the Company:

  Directors and Executive Officers

Name                 Age                   Position
----                 ---                   --------

Surinder Chandok     58     Chairman of the Board

Gary R. Brock        50     Chief Executive Officer, President and Director

Thomas Radigan       55     Chief Financial Officer, Treasurer, Secretary and
                            Director

Patricia Kalmbach    40     Director

Thomas R. Mayer      64     Director


     Surinder Chandok became a Director of the Company in February 1999. Mr. Chandok served as the Chairman and Chief Executive Officer of Imageware Corporation from 1994 through 1997. For the past several years he has provided business expertise and guidance to a number of software development companies and has served on the boards of directors of a number of such companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than ten percent (10%) of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Except as stated below in this paragraph, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 1997 and Form 5 and amendments thereto furnished to the Company with respect to the fiscal years ended December 31, 1999 and 1998, to the best of the Company's knowledge, the Company's directors, officers and holders of more than ten percent (10%) of its Common Stock complied with all Section 16(a) filing requirements.


ITEM 10. EXECUTIVE COMPENSATION

     Gary Brock, President and Chief Executive Officer of the Company, has held the position since May 1997. Thomas Radigan, Chief Financial Officer, was appointed as permanent Chief Financial Officer in August 1997. He served the Company in such position, pursuant to an agreement between the Company and Opus Capital, LLP ("Opus"), which provided consulting services to the Company. Pursuant to such agreement, Mr. Radigan (prior to his appointment as permanent Chief Executive Officer) was paid directly by Opus and never received any cash compensation from the Company. See "Item 12. Certain Relationships and Related Transactions".

     The following table sets forth the compensation paid to the Company's Chief Executive Officer and its executive officers that were paid more than $100,000 in salary and bonus during the year ended December 31, 1999 (the "Named Executive Officers").


     SUMMARY COMPENSATION TABLE

                                                                                 Long Term
                                                                                Compensation
                                             Annual Compensation                  Awards
                                    -------------------------------------  ----------------------


                                                           Other Annual    Securities Underlying
Name and Principal Position   Year  Salary ($)  Bonus($)  Compensation($)     Options/SARS (#)
----------------------------  ----  ----------  --------  ---------------  ----------------------

Gary R. Brock (1)             1999   $165,000    75,000         --                   --
Chief Executive Officer and
 President


     Gary R. Brock, Chief Executive Officer and President, is eligible for a quarterly cash bonus of $27,500 if the Company meets mutually agreed upon performance goals, which may include, among other things, revenue, gross margin, operating profit and revenue growth.

     Thomas Radigan, Chief Financial Officer, is compensated at a daily rate of $600 for each day spent after May 2, 1999 on the affairs of the Company plus reimbursement of his reasonable expenses. Prior to May, 1999, Mr. Radigan's daily per diem was $400 per day. Mr. Radigan's appointment may be terminated by either party on 30 days notice.

     The following table presents information concerning individual grants of options to purchase Common Stock of the Company made during the fiscal year ended December 31, 1999 to each of the Named Executive Officers.


OPTION/SAR GRANTS IN LAST FISCAL YEAR

                Number of Securities          Percent of Total
               Underlying Unexercised       Options/SARs Granted        Exercise or
                    Options/SARs                to Employees             Base Price
Name                  Granted (#)               in Fiscal Year             ($/Sh.)         Expiration Date
-----          ----------------------           --------------             -------         ---------------
None                      -                           -                      -                   -


The following table sets forth the fiscal year-end value of unexercised options to purchase Common Stock of the Company for each Named Executive Officer. No options or SARs were exercised by the Named Executive Officers during the fiscal year ended December 31, 1999.


            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR END OPTION/SAR VALUES


                                               Number of Securities                 Value of Unexercised
                                              Underlying Unexercised             In-the-Money Options/SARs
                                            Options/SARs at FY-End (#)                at FY-End ($)(1)
                                          ------------------------------       -----------------------------

                 Name                     Exercisable      Unexercisable       Exercisable     Unexercisable
                 ----                     -----------      -------------       -----------     -------------
                 Gary R. Brock              117,408            9,259                -                -

----------

(1) The fair market value of Company Common Stock at December 31, 1999, as determined by the last trade on the Canadian Venture Exchange, was $0.25 per share. The options' exercise price is $0.31.

DIRECTOR COMPENSATION

   Directors of the Company do not receive compensation as such, but are reimbursed for travel costs and expenses incurred in attending Board and Committee meetings. In April 1997, the Company granted nonstatutory stock options under the April 1997 Plan to purchase 35,000 shares of Common Stock each to non-employee directors Patricia Kalmbach and Thomas Mayer. The options are exercisable at $0.31 per share and expire five years from the date of grant. As of December 31, 1999, Ms. Kalmbach and Mr. Mayer's 's options are fully exercisable.

   In September 1999, the Company granted an additional 30,000 shares each to Ms. Kalmbach and Mr. Mayer and 50,000 shares to Surinder Chandok, Chairman of the Board, under the April 1997 Plan. The options are exercisable at $0.20 per share and expire five years from the date of grant. As of February 29, 2000, the number of these options exercisable for Ms. Kalmbach, Mr. Mayer and Mr. Chandok's are 9,000, 9,000 and 11,000, respectively. The remainder vest at the rate of 1,000 per board meeting for Ms. Kalmbach and Mr. Mayer and 1,500 for Mr. Chandok.

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

   The Board of Directors capped the number of shares of the Company's Common Stock reserved for issuance pursuant to options granted under the February 1997 Option Plan at 819,023. During 1997 the Company granted an aggregate of 738,800 options to purchase Common Stock under the February 1997 Option Plan. All options were granted at the exercise price of $.45 per share. Holders of an aggregate of 738,800 options under the February 1997 Option Plan exercised their options. The purchase price for all such option exercises was paid by recourse or non-recourse promissory notes from the optionees to the Company, secured by the underlying shares. As of February 29, 2000, 272,194 of such shares are subject to vesting and repurchase by the Company under the terms described in the following paragraph. 77,965 of such shares were purchased by delivery of six-month interest-free recourse promissory notes and were subject to repurchase by the Company in the event of termination of employment prior to September 15, 1997. No further options will be granted pursuant to the February 1997 Option Plan.

272,194 outstanding shares of Common Stock purchased with promissory notes under the February 1997 Option Plan vested in equal monthly installments over 18 months. Payment for such shares was by delivery to the Company of recourse or non-recourse promissory notes, due in three years and bearing interest at 6.5%, and the shares issued pursuant to such exercise are held in escrow pending payment in full of the principal amount of the note and accrued interest. The employee has the right to prepay monthly 1/36th of the amount due under the note and to obtain release from escrow of the appropriate number of shares. If prior to the due date under the note the participant's employment or other service to the Company is terminated for any reason other than death and there is a balance due under the note, the Company has the right to repurchase the shares held in escrow to the extent not vested, at the exercise price per share plus interest, to be paid and satisfied by set-off against the balance due under the Note. The Company's repurchase right does not apply in the event of a sale of all or substantially all of the assets of the Company, or in the event of the death of the employee while in employment, in which event the note will become immediately due and payable and the employee's estate will have the right to prepay the note at any time and obtain release of the shares from escrow.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The following table sets forth information regarding the beneficial ownership of shares of Common Stock and of Common Stock Equivalents (resulting from potential conversion of Preferred shares to Common, see Item 7. Note 10) of the Company for each director and director nominee of the Company, for the Chief Executive Officer, for others who served as Chief Executive Officer during any part of 1999, for its executive officers who were paid more than $100,000 in 1999, for all directors and executive officers of the Company as a group, and for each shareholder who is known by the Company to own more than 5% of the Company's Stock as of February 29, 2000.



                                                                  Number of
Name and Address                                                Common Shares                             Percent of
Of Beneficial Owner                                           Beneficially Owned                       Outstanding Shares
-------------------                                           ------------------                       ------------------
Surinder S. Chandok(1)                                           1,233,990 (2)                                12.8%
   35 Research Drive
   Ann Arbor, MI  48103
H&W Land Co.                                                       975,000 (3)                                10.1%
   33900 Concord
   Livonia, MI  48150
Opus Capital, LLP(4)                                               771,667 (5)                                 8.0%
   1113 Spruce Street, Ste. 400
   Boulder, CO 80302
Opus Capital Fund, LLC(6)                                          771,667                                     8.0%
   1113 Spruce Street, Ste. 400
   Boulder, CO 80302
Gary R. Brock                                                      686,667 (7)                                 7.1%
   35 Research Drive
   Ann Arbor, MI 48103
Thomas Radigan                                                     119,773 (8)                                 1.2%
   35 Research Drive
   Ann Arbor, MI 48103
Thomas R. Mayer.                                                   107,000 (9)                                 1.1%
   35 Research Drive
   Ann Arbor, MI 48103
Patricia Kalmbach                                                   47,000 (9)                                  *
   35 Research Drive
   Ann Arbor, MI 48103
All directors and executive officers as a                        2,194,430 (10)                               22.8%
 group (five persons )
---------------------------------------------

*Less than one percent.

(1) Became beneficial owner of shares of Common Stock and director in February 1999 after completion of a private placement by the Company.
(2) Includes 1,224,490 preferred shares convertible on demand into an equivalent amount of common shares. Includes options to purchase 9,500 common shares, which are currently exercisable or become exercisable within 60 days.
(3) Includes warrants to purchase 350,000 common shares, which are currently exercisable or become exercisable within 60 days.
(4) The general partners of Opus Capital, LLP are Dieter Heidrich and Daryl Yurek, 1113 Spruce Street, Boulder, CO 80302.
(5) Opus Capital, LLP is the manager of Opus Capital Fund, LLC (the "Fund"). Includes 771,667 common shares owned by the Fund.
(6)  The manager of Opus Capital Fund, LLC is Opus Capital LLP.
(7) Includes options to purchase 126,667 common shares, which are currently exercisable or become exercisable within 60 days.
(8) Includes options to purchase 78,940 common shares, which are currently exercisable or become exercisable within 60 days.
(9) Includes option to purchase 47,000 common shares, which are currently exercisable or become exercisable within 60 days.
(10) Includes options to purchase 309,107 common shares, which are currently exercisable or become exercisable within 60 days.


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

In addition, as contemplated by the Opus Capital Agreement, Opus (a) caused
    Opus Capital Fund, LLC to advance an aggregate of $400,000 to the Company as bridge financing (the "Bridge Loan") which loan was subsequently converted into 484,849 shares of Common Stock at $0.825 per share, (b) assisted the Company in March 1997 in completing a private placement of 2,263,800 shares of Common Stock (of which Opus Capital Fund, LLC purchased 135,818 shares) at a price of $0.825 per share, and (c) introduced the Company to the agent for the Canadian IPO. In consideration for the Bridge Loan, the Company issued to Opus Capital Fund, LLC a warrant (the "Opus Debt Consideration Warrant") to purchase 133,333 shares of Common Stock at a price of $0.825 per share. The warrant expired September, 1999.

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

                                    PART IV



ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits:

       See Index to Exhibits.

  (b)  Reports on Form 8-K for the quarter ended December 31, 1999:

       None.

                                  SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


            SYMPLEX COMMUNICATIONS CORPORATION


            By:  /s/  Gary R. Brock
                 Gary R. Brock
                 Chief Executive Officer


Date:  March 29, 2000


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                               Date
---------                    -----                               ----

/s/ Surinder Chandok         Chairman of the Board               March 29, 2000
-----------------------
Surinder Chandok

/s/ Gary R. Brock            Chief Executive Officer             March 29, 2000
-----------------------      President and Director
Gary R. Brock

/s/ Thomas Radigan           Chief Financial Officer             March 29, 2000
-----------------------      Treasurer, Secretary and Director
Thomas Radigan

/s/ Patricia Kalmbach        Director                            March 29, 2000
-----------------------
Patricia Kalmbach

/s/ Thomas R. Mayer          Director                            March 29, 2000
-----------------------
Thomas R. Mayer

                               INDEX TO EXHIBITS

Exhibit
Number   Description                                                   Page No.
-------------------------------------------------------------------------------

3.1 Certificate of Incorporation of the Company, as amended by Agreement of Merger by and between the Company and Symplex Communications Corporation, a California corporation. (1)

3.2      Bylaws of the Company. (1)

3.3      Certificate of Amendment to Articles of Incorporation. (2)

4.1      Form of Certificate of Common Stock. (3)

4.2 Form of warrant granted to holders of convertible promissory notes ("Note Conversion Warrants"). (4)

4.3 Form of warrant granted to Canaccord Capital Corporation and C.M. Oliver & Co. ("Underwriter Warrants"). (4)

4.4      Form of warrant granted to Opus Capital, LLP ("Opus Services
         Warrant"). (4)

4.5      Form of warrant issued to May 1998 private lender. (5)

10.1     Symplex Communications Corporation Amended and Restated
         Nonstatutory Stock Option Plan. (1)

10.2     Symplex Communications Corporation IPO Stock Option Plan. (1)

10.3 Letter Agreement dated March 6, 1997 between the Company and George Brostoff. (1)

10.4 Letter Agreement dated February 12, 1997 between the Company and Opus Capital, LLP. (1)

10.6     Restructure Agreement dated March 25, 1997 between the
         Company and Michigan National Bank. (1)

10.7     Business Loan Agreement and Addendum to Business Loan
         Agreement, each dated March 25, 1997, between the Company and Michigan National Bank. (1)

27.1     Financial Data Schedule.

_______________________________
(1) Incorporated by reference from the Company's Registration Statement on Form 10-SB filed May 30, 1997.
(2) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999.
(3) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.
(4) Incorporated by reference from the Company's Current Report on Form 8-K dated February 11, 1998.
(5) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998.