Form 10QSB
period 2000-03-31
SYMPLEX COMMUNICATIONS CORP
filed 2000-05-18
CIK 1039920

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended          March 31, 2000
                               ---------------------------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the Transition period from                   to
                              -------------------

Commission file number 000-22631
                      -----------

                       Symplex Communications Corporation
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Delaware                                  38-3338110
     ----------------------------------------------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

     35 Research Drive, Ann Arbor, MI                         48103
 ---------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)

                   (Issuer's telephone number) (734) 995-1555
                                              ----------------


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

The number of shares of common stock equivalents, $.01 par value, at March 31,
------------------------------------------------------------------------------
2000 is 8,676,743
-----------------

     Transitional Small Business Disclosure Form (check one): [_] Yes [X] No

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                 Page No.
                                                                                                               --------
         Item 1. Financial Statements.

              Balance Sheets at March 31, 2000 (unaudited) and December 31, 1999                                   3

              Statements of Operations for the Three Months Ended March 31, 2000 (unaudited)                       4
              and 1999 (unaudited)

              Statement of Stockholders' Equity for the Three Months Ended                                         5
              March 31, 2000 (unaudited)

              Statements of Cash Flows for the Three Months Ended March 31, 2000 (unaudited)                       6
              and 1999 (unaudited)

              Notes to Unaudited Financial Statements                                                              7

         Item 2. Management's Discussion and Analysis of Financial Condition                                      14
                     and Results of Operations.

PART II - OTHER INFORMATION                                                                                       18

SIGNATURES                                                                                                        18

INDEX TO EXHIBITS                                                                                                 19

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Information

SYMPLEX COMMUNICATIONS CORPORATION
Balance Sheets
------------------------------------------------------------------------------------------------------------------
                                                                                      March 31        December 31,
Assets                                                                                  2000              1999
                                                                                     (unaudited)
                                                                                     ------------     ------------
Currents assets
  Cash and cash equivalents                                                          $    336,851     $     37,735
  Trade receivables, less allowance for doubtful accounts of $36,464 in 2000 and          201,970          339,869
  $36,464 in 1999, respectively
  Inventories (Note 2)                                                                    362,553          441,112
  Prepaid expenses and other current assets                                                79,314           51,786
                                                                                     ------------     ------------
           Total current assets                                                           980,688          870,502

Property and equipment
  Machinery and equipment                                                               1,709,694        1,709,694
  Office equipment                                                                        609,999          609,999
  Leasehold improvements                                                                   19,590           19,590
                                                                                     ------------     ------------
           Total                                                                        2,339,283        2,339,283
  Less accumulated depreciation                                                        (2,205,096)      (2,188,783)
                                                                                     ------------     ------------
           Net property and equipment                                                     134,187          150,500
                                                                                     ------------     ------------

Total assets                                                                         $  1,114,875     $  1,021,002
                                                                                     ============     ============

Liabilities and stockholders' equity

Current liabilities
  Trade payables                                                                          252,171     $    465,540
  Customer deposit                                                                         41,502           41,502
  Accrued bonuses and commissions                                                         112,388          104,523
  Accrued expenses for European operations                                                173,206          187,488
  Accrued contingent liability (Note 11)                                                  125,000          125,000
  Accrued employee incentive plans (Note 10)                                              177,463               --
  Accrued expenses                                                                        126,725          175,221
  Unearned revenue                                                                         24,918          111,432
  Notes payable - line of credit (Note 3)                                                      --          400,000
  Notes payable - current portion (Note 3)                                                     --          120,000
  Notes payable - officer (Note 3)                                                             --           50,000
                                                                                     ------------     ------------
           Total current liabilities                                                    1,033,373        1,780,706

           Total liabilities                                                            1,033,373        1,780,706
                                                                                     ------------     ------------

Common stock issued subject to redemption (Note 13)                                       500,000          500,000

Stockholders' equity (Notes 7, 10 and 13)
  Common stock, $.01 par value; 24,000,000 shares  authorized  and 8,676,743 shares issued and outstanding (including 232,434 shares held in escrow) at
  March 31, 2000 and 8,397,452 shares issued and outstanding at December 31, 1999          80,516           77,723
  Preferred stock, $.01 par value; 6,000,000 shares authorized and 1,224,490
  shares issued and outstanding at March 31, 2000                                          12,245           12,245
  Additional paid-in capital                                                            6,996,308        6,721,287
  Additional paid-in capital - warrants                                                   131,616          131,616
  Notes receivable - recourse                                                             (22,351)         (22,351)
  Notes receivable - non-recourse                                                         (82,245)         (82,245)
  Retained earnings (accumulated deficit)                                              (7,534,587)      (8,097,979)
                                                                                     ------------     ------------
           Total stockholders' equity (deficit)                                          (418,498)      (1,259,704)
                                                                                     ------------     ------------

Total liabilities and stockholders' equity                                           $  1,114,875     $  1,021,002
                                                                                     ============     ============

                       See notes to financial statements.

SYMPLEX COMMUNICATIONS CORPORATION

Statements of Operations
----------------------------------------------------------------------------------------
                                                            Three Months Ended March 31,
                                                                2000             1999
                                                            ------------     ------------
                                                                    (unaudited)
                                                            -----------------------------
Net sales and revenue (Note 9)
  Manufactured products                                     $    157,969     $    359,763
  Licensing                                                    1,000,000               --
  Development fees                                               127,800               --
  Maintenance contracts and service                               33,253           16,652
                                                            ------------     ------------
           Total net sales and revenues                        1,319,022          376,415

Costs and expenses
  Cost of products sold                                          173,601          226,003
  Selling and marketing                                           76,588          270,694
  General and administrative                                     265,487          350,926
  Research and development                                       154,429          263,527
  Engineering                                                     38,665          103,436
  Service                                                         21,770           60,177
                                                            ------------     ------------
            Total costs and expenses                             730,540        1,274,763
                                                            ------------     ------------

Operating income (loss)                                          588,482         (898,348)

Other income (expense)
  Interest expense                                                (7,361)         (29,029)
  Amortization of discount on notes payable                           --           (6,951)
  Other income (expense)                                         (17,729)           9,494
                                                            ------------     ------------

             Total other income and expense                      (25,090)         (26,486)

Net income (loss)                                           $    563,392     $   (924,834)
                                                            ============     ============
Income (loss) per basic common share
(Note 1)                                                    $       0.07     $      (0.11)
                                                            ============     ============

Weighted average common shares outstanding                     8,400,521        8,694,269
                                                            ============     ============

Income (loss) per diluted common share                      $       0.06     $      (0.11)
                                                            ============     ============

Weighted average diluted common shares outstanding            10,009,857        8,694,269
                                                            ============     ============


                       See notes to financial statements.

SYMPLEX COMMUNICATIONS
CORPORATION

Statements of stockholders' equity
Three months ended March 31, 2000 (unaudited)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Additional
                                                                  Common                       Preferred              Paid-in
                                                          -----------------------       -----------------------       Capital
                                                           Shares         Amount         Shares         Amount        Warrants
                                                          ---------       -------       --------        -------      ----------
Balance - December 31, 1999                               8,397,452        77,723       1,224,490        12,245       131,616

  Issuance of common stock, net of $1,478 in costs, -       279,291         2,793
     conversion of debt to equity (Note 3)

  Net Income (loss)
                                                          ---------       -------       ---------       -------      --------
Balance - March 31, 2000                                  8,676,743       $80,516       1,224,490       $12,245      $131,616
                                                          =========       =======       =========       =======      ========

-----------------------------------------------------------------------------------------------------------------
                                                                                                        Retained
                                                       Additional       Notes           Notes           Earnings
                                                        Paid-in       Receivable      Receivable      (Accumlated
                                                        Capital        Recourse      Non-recourse       Deficit)           Total
                                                       ----------     ----------     ------------     -----------        ----------
Balance - December 31, 1999                             6,721,287       (22,351)        (82,245)       (8,097,979)       (1,259,704)

  Issuance of common stock, net of $1,478 in costs, -     275,021                                                           277,814
     conversion of debt to equity (Note 3)

  Net Income (loss)                                                                                      563,392            563,392
                                                       ----------      --------       --------       -----------        -----------
Balance - March 31, 2000                               $6,996,308      $(22,351)      $(82,245)      $(7,534,587)       $  (418,498)
                                                       ==========      ========       ========       ===========        ===========

                      See notes to financial statements.

SYMPLEX COMMUNICATIONS CORPORATION

STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------
                                                                       Three Months Ended March 31,
                                                                           2000            1999
                                                                       ------------    ------------
                                                                               (unaudited)
                                                                       ----------------------------
Cash flows from operating activities:
  Net income (loss)                                                    $   563,392     $  (924,834)

  Adjustments to reconcile net (loss) to net cash provided by (used
  in) operating activities:
    Allowance for inventory obsolescence                                    (1,856)         45,634
    Depreciation                                                            16,313          25,507
    Loss (gain) on disposal of assets                                           --          (1,560)
    Amortization of discount on notes payable                                   --           6,951
    (Gain) on forgiveness of debt                                               --         (14,685)
    Changes in assets and liabilities:
      Trade receivables                                                    137,899         993,442
      Inventories                                                           80,415        (273,810)
      Prepaid expenses and other current assets                            (27,528)         31,007
      Trade payables                                                      (213,369)           (263)
      Unearned maintenance revenue
      Accrued expenses                                                     (86,514)          8,869
                                                                           122,550         (70,940)
                                                                       -----------     -----------
           Total adjustments                                                27,910        (750,152)
                                                                       -----------     -----------
           Net cash provided (used) in operating activities                591,302        (174,682)

Cash flows from investing activities:
       Purchases of property and equipment                                      --         (36,975)
       Proceeds from sales of equipment                                         --           1,560
                                                                       -----------     -----------
           Net cash used in investing activities                                --         (35,415)

Cash flows from financing activities:
         Payments on line of credit                                       (120,708)        (38,767)
         Borrowings (payments) of notes payable                           (120,000)       (109,265)
         Payments of notes - officers                                      (50,000)             --
         Payment of fees related to conversion of debt to equity            (1,478)         (2,363)
         Deferred offering and financing costs                                  --          44,819
         Proceeds (net) from issuance of preferred stock                        --       1,085,992
                                                                       -----------     -----------

           Net cash provided (used) by financing activities               (292,186)        980,416
                                                                       -----------     -----------

Net increase in cash                                                       299,116         770,319

Cash - beginning of period                                                  37,735         154,058
                                                                       -----------     -----------

Cash - end of period                                                   $   336,851     $   924,377
                                                                       ===========     ===========

Supplemental disclosure of cash flow information
         Cash paid during the period for interest                      $    60,538     $    33,753
                                                                       ===========     ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:

   Conversion of short-term debt to common stock                       $   279,291     $  (500,000)
                                                                       ===========     ===========

   Issuance of common stock as a financing fee                         $        --     $    19,600
                                                                       ===========     ===========

   Cancelled notes receivable and stock held in escrow returned to
      treasury                                                         $        --     $     7,400
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

      Interim unaudited financial statements - Information with respect to March 31, 2000 and 1999, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results of the entire year.

2.    INVENTORIES

      Inventories as of March 31, 2000 and December 31, 1999 consist of the following:

                                                March 31,      December 31,
                                                  2000             1999
                                               (unaudited)
                                               -----------     ------------

      Raw materials                             $  97,275       $  97,276
      Work-in-process                             544,649         581,922
      Finished goods                              170,141         213,282
                                                ---------       ---------
                                                  812,065         892,480
      Less reserve for obsolescence              (449,512)       (451,368)
                                                ---------       ---------
      Total                                     $ 362,553       $ 441,112
                                                =========       =========

                       SYMPLEX COMMUNICATIONS CORPORATION

                          Notes to financial statements

--------------------------------------------------------------------------------


3.    NOTES PAYABLE

      The Company has a line-of-credit agreement, which provides for borrowings up to $500,000 at 2% above the bank's prime rate (prime was 8.5% at March 31, 2000), secured by all assets of the Company. The Company had borrowings against this line-of-credit of $400,000 at December 31, 1999. The line-of-credit agreement matured June 30, 1999 and the bank indicated its unwillingness to renew the line.

      The Company had a term note, which matured December 1, 1999 and required quarterly principal payments, beginning September 1, 1997, of $10,000 for the first two payments, and $60,000 for the remaining eight. The term note required quarterly interest payments at a variable rate of 2% above the bank's prime rate. All assets of the Company secure the note. At December 31, 1999, the term note balance was $120,000.

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

      In March 2000, the Company executed an agreement with the bank to eliminate the outstanding indebtedness on the line of credit and the term note, totaling $520,000. The terms of the agreement included a cash payment of $240,708 plus interest of $38,583 and the issuance of 279,291 common shares of equity with the option for the Company to repurchase all or part of these shares on or before March 31, 2002 at $1.00 per share.

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

                       SYMPLEX COMMUNICATIONS CORPORATION

                          Notes to financial statements

--------------------------------------------------------------------------------


3.    NOTES PAYABLE

      Notes payable consisted of the following:

                                                                                      March 31,      December 31,
                                                                                        2000            1999
                                                                                     (unaudited)
                                                                                     -----------     ------------
      Term note payable. Payments of $60,000 quarterly including interest at prime rate plus 2% (prime was 8.5% at December 31, 1999) with final payment due on December 15, 1999. Secured by all assets of the Company. On
       March 2000, a cash payment and the issuance of stock eliminated the note
       payable.                                                                                -          120,000

      Term notes payable. Payable upon demand plus interest at 15%.
      Paid in January 2000.                                                                    -           50,000
                                                                                     -----------     ------------

             Total                                                                             -          170,000
      Unamortized discount                                                                     -
      Less current maturities                                                                  -         (170,000)
                                                                                    ------------     ------------

      Long term portion                                                             $          -     $          -
                                                                                    ============     ============


4.    LEASES

      The Company leases building space under an operating lease. Total rent expense was approximately $28,500 and $30,000 for the three months ended March 31, 2000 and 1999, respectively. The lease expired on December 31, 1996, and the Company is currently leasing the space on a month-to-month basis.

5.    EMPLOYEE SAVINGS AND RETIREMENT PLAN

      The Company has a 40l(k) Employee Savings and Retirement Plan (the "Plan"), a defined contribution plan, covering substantially all employees. The Plan allows for additional discretionary employer contributions. The Company discontinued employer matching in April 1997.

                       SYMPLEX COMMUNICATIONS CORPORATION

                          Notes to financial statements

--------------------------------------------------------------------------------


6.    RELATED PARTY TRANSACTIONS

      The Company has an agreement with a stockholder under which it annually pays royalties in the amount of 2% of qualified sales or $150,000, whichever is the lesser amount. The total royalty expense was $800 and $900 for the three months ended March 31, 2000 and 1999, respectively.

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

8.    WARRANTS

      In February 1997, the Company entered into an agreement with a private investment group to assist the Company with a Canadian initial public offering. In consideration for the assistance, the Company granted warrants to purchase 233,333 shares of common stock. The warrants vested upon completion of the initial public offering on February 11, 1998. These warrants expired on February 10, 2000, two years from the effective date of the initial public offering. The warrants are exercisable at $1.00 per share for the first twelve months and $1.15 per share thereafter.

      In May 1998, in connection with the issuance of certain subordinated notes payable, the Company issued a warrant to purchase 350,000 shares of common stock at $0.20 per share if exercised by May 18, 1999 and $0.23 per share if exercised by May 18, 2000 (Note 3).

                       SYMPLEX COMMUNICATIONS CORPORATION

                          Notes to financial statements

--------------------------------------------------------------------------------


9.    SALES

      All of the Company's business is transacted in U.S. dollars and the Company has no foreign currency translation adjustments. Export sales for the three months ended March 31, 2000 and 1999, respectively, were as follows:

                                         Three Months Ended March 31,
                                            2000               1999
                                            ----               ----
                                                  (unaudited)
                                         ------------------------------
      U.S.                               $1,206,031            $104,993
      Canada                                 25,040               7,445
      Germany                                10,298              75,978
      Japan                                   3,600               5,994
      Netherlands                            35,509              68,233
      United Kingdom                         38,260              14,549
      Other                                     284              99,223
                                         ----------            --------

      Total sales                        $1,319,022            $376.415
                                         ==========            ========


10.   STOCK OPTIONS

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

                       SYMPLEX COMMUNICATIONS CORPORATION

                          Notes to financial statements

--------------------------------------------------------------------------------


10.   STOCK OPTIONS - continued

      During the second quarter of 1997, the Company awarded options, all of which were exercised, to purchase 738,800 shares pursuant to this plan. According to the terms of the employee share purchase program, the stock vested incrementally over 18 months and is held in escrow until vested and the attributable portion of any outstanding note is paid. Of the total shares purchased under this plan, 466,606 were forfeited as of March 31, 2000 pursuant to the vesting provisions. A total of approximately $46,500 was charged to compensation expense over the 18 month vesting period for the 124,039 shares issued with recourse notes based upon the purchase price of $.45 per share and a market price of $.83 per share. The options exercised with non-recourse notes are treated as a variable plan. Compensation expense was recorded over the 18 month vesting period for the 614,761 shares issued with non-recourse notes, computed as the difference between the $.45 per share purchase price plus accrued interest, and the current market price which at the time of issuance was $.83 per share. As of March 31, 2000, 272,194 shares were vested and the balance on the notes receivable was $104,596. Total stock based compensation expense for the three months ended March 31, 2000 and 1999 included in general and administrative expense was $0 and $0, respectively.

      On February 16, 2000, Symplex's Board of Directors authorized the forgiveness of the Promissory Notes (and accrued interest) dated April 1, 1997, which was executed as consideration for the purchase of certain shares of stock of the Company. In addition, the Company agreed to pay all related taxes associated with this transaction on the employee behalf.

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

      During the year ended December 31, 1997, the Company granted options to purchase 1,284,101 shares of common stock at $1 per share under the April 1997 Plan. Of these options granted, 548,933 options remain outstanding with 545,229 options are fully vested. The remaining options vest over thirty-six months, however, no vesting shall occur prior to six months from the date of grant. Additional grants as of March 31, 2000 under the April 1997 Plan amounted to 948,833 shares. None of the options have been exercised and 1,278,933 remain outstanding as of March 31, 2000 after taking into effect the cancellation of 954,001. On August 14, 1998, the majority of the options granted under the April 1997 Plan were re-priced to $0.31 per common share.

11.   LITIGATION

      The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

                       SYMPLEX COMMUNICATIONS CORPORATION

                          Notes to financial statements

--------------------------------------------------------------------------------


11.   LITIGATION- continued

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

12.   DEVELOPMENT CONTRACT

      In November 1999, the Company entered into a partnership agreement with a provider of network access equipment to develop customized DSL (Digital Subscriber Line) versions of Symplex's RO-2. The estimated completion date of the development work is in the second quarter of 2000. In 1999, the Company received $200,000 related to the partial completion of the contract, recognizing $120,000 in development fee income and deferring the remaining $80,000. The deferred development fee income of $80,000 was recognized in the three months ending March 31, 2000.

13.   COMMON STOCK ISSUED SUBJECT TO REDEMPTION

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

      On April 19, 2000 the parties agreed to extend the terms of the option to not later than May 18, 2001. In addition, the private investor may sell the shares to the open market with the proceeds of these sales reducing the Company's total obligation. Also, the Company will attempt to pay an amount greater than the quarterly payment to the private investor reducing the total obligation and the quarterly payments.

      The Company incurred $92,425 in fees related to this transaction. $90,000 was incurred by the issuance of 125,000 common stock at the ten-day trailing average stock price as quoted on the Canadian Venture Exchange and $2,425 was paid for professional fees.

                       SYMPLEX COMMUNICATIONS CORPORATION

                          Notes to financial statements

--------------------------------------------------------------------------------


15.   SUBSEQUENT EVENTS

      In an effort to improve efficiencies and the bottom line, the Company also announced that it will relocate its operations to smaller offices in the Ann Arbor area by June 1, 2000. The Company is negotiating and expects to sign a service agreement with a local engineering firm. The Company will outsource ongoing support of current product lines as well as future development efforts, and transfer its engineering team to the local firm. This relationship will strengthen the Company's ability to take on more projects sooner.

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


Results of Operations


Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999
-------------------------------------------------------------------------------

Net Sales: Gross sales for the three months ended March 31, 2000 totaled $1,326,522 before returns of $7,500, for net sales of $1,319,022 as compared to gross sales of $432,659 before returns of $56,244, for net sales of $376,415 for the same period in 1999. The increase in net sales of $942,607, or 250.4%, can be attributed to (i) a significant increase in North America sales of $1,128,369 primarily from the initial payment of the licensing agreement of Symplex Directroute software, (ii) a decline in Europe sales in both the DirectRoute and Datamizer products of $156,690, and (iii) a decrease in Pacific Rim sales of Datamizer products of $29,072. In February 2000, the Company entered into a partnership agreement with a leading provider of network access equipment. The agreement provides a worldwide, perpetual, irrevocable, non-exclusive license of the Symplex RO-2 router software and an ongoing service agreement for the customization and enhancement of the software to meet the needs and requirements of the marketplace.

The gross margin for the three months ended March 31, 2000 was $1,145,421, or 86.8%, as compared to $150,412, or 40.0%, for the comparable period in 1999. This 46.8% increase is attributable to (i) a significant increase in revenue in North America resulting from the licensing and partnership agreement executed in February 2000 for the DirectRoute software which artificially overstates the increase margin, (ii) a decrease in fixed operating expenses and (iii) no additional inventory reserve in 2000 as compared to the same period 1999.

Sales and marketing expense: Sales and marketing expenses for the three months ended March 31, 2000 were $76,588 as compared to $270,694 for the comparable three-month period in 1999. This $194,106 decrease is attributable primarily to reductions in compensation of $97,351, professional services of $22,219, travel expenses of $46,229 and a modest decrease of $28,307 in facilities, advertising and other expenses.

Research and development expenses: Research and development expenses for the three months ended March 31, 2000 were $154,429 compared to $263,527 for the first quarter of 1999. This $109,098 favorable impact results primarily from a significant decrease in outside professional services of $95,761 and supplies and equipment of $6,499 both relating to product development in 1999 and a modest reduction of $6,838 for repair and maintenance and other expenses.

General and administrative, engineering and service expenses: General and administrative expenses for the three months ended March 31, 2000 were $265,487 as compared to $350,926 for the similar period in 1999. The $85,439 decrease resulted from a decrease of $48,948 in compensation and a decreases in travel & entertainment, depreciation, insurance and supplies and other expenses of $36,491. Engineering expenses for the three months ended March 31, 2000 were $38,665 as compared to $103,436 for the comparable period in 1999. This $64,771 decrease resulted primarily from decreases in compensation of $31,025, decrease in new product test expenses of $30,889 and other expenses of $2,857. Service expenses for the three months ended March 31, 2000 were $21,770 as compared to $60,177 for the comparable period in 1999. This $38,407 decrease resulted primarily in a reduction in compensation expenses.

Net Income (Loss): The Company reported a net income of $563,392 or $.07 per share for the three months ended March 31, 2000 as compared to a net loss of $924,834 or $.11 per share for the comparable period in 1999. The increase in quarterly income results primarily from the increase in North America revenue and the absence of expenses incurred in 1999 relating to the new product development and release efforts caused by the delays associated with the final testing and commercial release of RO 2 and Datamizer 6 products.

Liquidity and Capital Resources
-------------------------------

In quarter one 2000 as compared to the corresponding three-month period in 1999, Symplex has experienced a significant increase in net income. The Company operation and financial activities were met for the first three months of 2000 from operating cash flow. The positive cash flow enabled Symplex to execute an agreement to eliminate the notes payable of $120,000 and line of credit of $400,000, in the first quarter ending March 31, 2000. (Note 3)

Operating activities provided cash for the three months ended March 31, 2000 of $591,302 as compared to cash requirement of $174,682 in the same corresponding period of 1999. Cash utilized for financing activities through March 31, 2000 totaled $292,186 as compared to $980,416 generated in the corresponding period of 1999. The source of the funds in 1999 was the private placement proceeds of $1,200,000 before expenses, offset by payments of borrowings of $148,032.

The Company's cash position has modestly improved. The accounts receivable turnover at March 31, 2000 was 19.5 times annually or approximately 19 days to collection while inventory turnover was 1.7 times annually or approximately 212 days in inventory. Management anticipates that the receivable and inventory turnover ratios will decline in the second quarter of 2000 resulting from the partnership agreement executed in February 2000.

As of March 31, 2000, the Company's principal source of liquidity was cash of $336,851 and trade receivables of $ 201,970. The stockholders' equity (deficit) at March 31, 2000 totaled $418,498 as compared to stockholders' equity (deficit) of $1,259,704 at December 31, 1999. At March 31, 2000, The Company had a working capital deficit of $52,685 as compared to a working capital deficit $910,204 at December 31, 1999. If the Company is not able to raise sufficient additional capital in 2000, it may not be able to achieve fully its performance expectations for 2000 and may be required to undergo nominal downsizing or restructuring.

While the Company has generated an operating profit in quarter one of 2000, it also anticipates that the second half of 2000 will generate nominal net income. In the opinion of management, the existing sources of liquidity and the funds generated from anticipated future operations may not be sufficient to meet the Company's second half 2000 projected working capital and other cash requirements. As the Company may require additional capital to satisfy its second half 2000 working capital and other cash requirements, Symplex will continually evaluate the availability and appropriateness of various methods of securing additional financing. There can be no assurances that the Company will seek or successfully obtain additional debt or equity financing or that such financing would not result in substantial dilution to current shareholders.

Directors, Exeutive Offices, Promoters and Contorl Persons

On April 19, 2000, Symplex Communications Corporation announced the retirement of Gary R. Brock as Symplex's President and Chief Executive Officer. The Board of Directors has appointed Symplex's Director of Marketing, Duane Gardner as Acting President and Chief Executive Officer. Duane Gardner has 15 years of experience in the computer, telecommunications and data networking industry. From July 1985 to November 1990, he worked for Automatic Data Processing (ADP) Network Services, a data communications and information services company. He has been with Symplex since 1990 and has held numerous positions in Sales and Marketing, the most recent as Director of Marketing

IMPACT OF THE YEAR 2000 ISSUE

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

     To date, the Company has not experienced any significant problems as a result of the Year 2000. All analysis and testing was performed by the Company's staff, and Symplex did not incur any significant costs to evaluate the Year 2000 issue. In addition, the Company is not aware that any of its suppliers or customers have experienced any significant problems as a result of the Year 2000. As the Year 2000 continues, the Company will continue to assess the impact on Symplex's business, financial condition and results of operations.

                                   * * * * * *

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         Included as exhibits are the items listed on the Exhibit Index.

(b)      Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the three months ended March 31, 2000.






                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Symplex Communications Corporation

Date: May 15, 2000        By: /s/ Duane Gardner
                              -----------------
                                  Duane Gardner
                                  President, Chief Executive Officer
                                  (Principal Executive Officer)

Date: May 15, 2000        By: /s/ Thomas Radigan
                              ------------------
                                  Thomas Radigan
                                  Chief Financial Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number            Description                                                           Page No.
------------------------------------------------------------------------------------------------

3.1 Certificate of Incorporation of the Company, as amended by Agreement of Merger by and between the Company and Symplex Communications
         Corporation, a California corporation.(1)

3.2      Bylaws of the Company.(1)

3.3      Certificate of Amendment to Articles of Incorporation.(5)

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