Form 10QSB
period 2000-06-30
SYMPLEX COMMUNICATIONS CORP
filed 2000-08-18
CIK 1039920

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended June 30, 2000


[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the Transition period from ________________________________ to
                              Commission file number 000-22631
                                                     ---------
                       Symplex Communications Corporation
                       -----------------------------------
       (Exact name of small business issuer as specified in its charter)

                 Delaware                                  38-3338110
                 --------                                  ----------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

   11060 Hi Tech Drive, Whitmore Lake, MI                     48189
   ----------------------------------------                   -----
   (Address of principal executive offices)                 (Zip Code)

                  (Issuer's telephone number) (734) 449-9370
                                               -------------

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

     The number of shares of common stock equivalents, $.01 par value, at
     ---------------------------------------------------------------------
                            August 13 is 8,998,409
                            ----------------------

     Transitional Small Business Disclosure Form (check one): [_] Yes   [X] No

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                 Page No.
                                                                                                               --------

         Item 1. Financial Statements.

              Balance Sheets at June 30, 2000 (unaudited) and December 31, 1999                                    3

              Statements of Operations for the Three Months Ended June 30, 2000 (unaudited) and
              1999 (unaudited) and for the Six Months Ended June 30, 2000 (unaudited)
              and 1999 (unaudited)                                                                                 4

              Statement of Stockholders' Equity for the Six Months Ended
              June 30, 2000 (unaudited) and Year Ended December 31, 1999                                           5

              Statements of Cash Flows for the Six Months Ended June 30, 2000 (unaudited)
              and 1999 (unaudited)                                                                                 6

              Notes to Unaudited Financial Statements                                                              7

         Item 2. Management's Discussion and Analysis of Financial Condition                                      14
               and Results of Operations.

PART II - OTHER INFORMATION                                                                                       18

SIGNATURES                                                                                                        18

INDEX TO EXHIBITS                                                                                                 19

                        PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Information

SYMPLEX COMMUNICATIONS CORPORATION

Balance Sheets
----------------------------------------------------------------------------------------------------------------------
                                                                                      June 30,            December 31,
Assets (Note 3)                                                                         2000                  1999
                                                                                    (unaudited)
                                                                                   -------------          --------------
Currents assets
  Cash and cash equivalents                                                        $     87,663           $      37,735
Trade receivables, less allowance for doubtful accounts of $17,370 in 2000 and          288,589                 339,869
  $36,464 in 1999, respectively
  Inventories (Note 2)                                                                  265,052                 441,112
  Prepaid expenses and other current assets                                              30,482                  51,786
                                                                                   ------------           -------------
           Total current assets                                                         671,786                 870,502

Property and equipment
  Machinery and equipment                                                               744,334               1,709,694
  Office equipment                                                                      126,358                 609,999
  Leasehold improvements                                                                  9,336                  19,590
                                                                                   ------------           -------------
           Total                                                                        880,028               2,339,283
  Less accumulated depreciation                                                        (785,391)             (2,188,783)
                                                                                   ------------           -------------
           Net property and equipment                                                    94,637                 150,500

                                                                                   ------------           -------------
Total assets                                                                       $    766,423           $   1,021,002
                                                                                   ============           =============

Liabilities and stockholders' equity

Current liabilities
  Trade payables                                                                   $    359,838           $    465,540
  Customer deposit                                                                       78,975                 41,502
  Accrued bonuses and commissions                                                        83,874                104,523
  Accrued expenses for European operations (Note 11)                                    173,206                187,488
  Accrued contingent liability (Note 11)                                                      -                125,000
  Accrued employee incentive plans (Note 10)                                                  -                      -
  Accrued expenses                                                                      126,276                175,221
  Unearned revenue                                                                      118,774                111,432
  Notes payable - line of credit (Note 3)                                                     -                400,000
  Notes payable - current portion (Note 3)                                                    -                120,000
  Notes payable - officer (Note 3)                                                            -                 50,000
                                                                                   ------------           ------------
           Total current liabilities                                                    940,943              1,780,706

           Total liabilities                                                            940,943              1,780,706
                                                                                   ------------           ------------

Common stock issued subject to redemption (Note 13)                                     500,000                500,000

Stockholders' equity (Notes 7, 8, 10 and 13)
  Common stock, $.01 par value; 24,000,000 shares authorized and 8,998,409 shares issued and outstanding at June 30, 2000 and 8,397,452 shares issued
     and outstanding at December 31, 1999                                                83,732                 77,723
  Preferred stock, $.01 par value; 6,000,000 shares authorized and 1,224,490
   shares issued and outstanding at June 30, 2000                                        12,245                 12,245
  Additional paid-in capital                                                          7,060,800              6,721,287
  Additional paid-in capital - warrants                                                 131,616                131,616
  Notes receivable - recourse                                                                 0                (22,351)
  Notes receivable - non-recourse                                                             0                (82,245)
  Retained earnings (accumulated deficit)                                            (7,962,913)            (8,097,979)
                                                                                   ------------           ------------
           Total stockholders' equity (deficit)                                        (674,520)            (1,259,704)

                                                                                   ------------           ------------
Total liabilities and stockholders' equity                                         $    766,423           $  1,021,002
                                                                                   ============           ============

                      See notes to financial statements.

SYMPLEX COMMUNICATIONS
CORPORATION

Statements of Operations

--------------------------------------------------------------------------------------------------------------------------

                                                         Three Months Ended June 30,          Six Months Ended June 30,
                                                            2000            1999                 2000             1999
                                                        -------------  --------------       --------------  --------------
                                                              (unaudited)                           (unaudited)
                                                        -----------------------------       ------------------------------
Net sales and revenue (Note 9)
  Manufactured products                                 $   244,566       $    311,277      $    402,535      $    651,339
  Licensing                                                       -                  -         1,000,000                 -
  Development fees                                           79,523                  -           207,323                 -
  Maintenance contracts and service                          34,782             45,972            68,035            82,325
                                                      -------------      -------------      ------------      ------------
           Total net sales and revenues                     358,871            357,249         1,677,893           733,664

Costs and expenses
  Cost of products sold                                     222,093            289,138           395,694           515,141
  Selling and marketing                                      62,753            254,877           139,341           525,572
  General and administrative                                261,634            254,293           527,121           605,218
  Research and development                                   59,888            211,694           214,317           475,222
  Engineering                                                25,236             95,813            63,900           199,249
  Service                                                    19,584             66,992            41,354           127,169
                                                      -------------      -------------      ------------      ------------
            Total costs and expenses                        651,188          1,172,807         1,381,727         2,447,571

                                                      -------------      -------------      ------------      ------------
Operating income (loss)                                    (292,317)          (815,558)          296,166         1,713,907)
                                                      -------------      -------------      ------------      ------------

Other income (expense)
  Interest expense                                          (81,546)           (14,963)          (88,907)          (43,992)
  Amortization of discount on notes payable                       -             (6,951)                -           (13,902)
  Other income (expense)                                    (54,464)              (869)          (72,193)            8,626
                                                      -------------      -------------      ------------      ------------
           Total other income and
             Expenses                                      (136,010)           (22,783)         (161,100)          (49,268)
                                                      -------------      -------------      ------------      ------------

Net income (loss)                                     $    (428,327)     $    (838,341)     $    135,066      $ (1,763,175)
                                                      =============      =============      ============      ============

                                                      =============      =============      ============      ============
Income (loss) per basic common share (Note 1)         $       (0.05)      $      (0.09)     $       0.01      $      (0.19)
                                                      =============      =============      ============      ============

Weighted average common shares outstanding                8,833,611          9,692,013         8,615,532         9,448,460
                                                      =============      =============      ============      ============

                                                      =============      =============      ============      ============
Income (loss) per basic and diluted common share      $       (0.05)     $       (0.09)     $       0.01      $      (0.19)
                                                      =============      =============      ============      ============

Weighted average diluted common shares outstanding        8,833,611          9,692,013         9,962,466         9,448,460
                                                      =============      =============      ============      ============

                      See notes to financial statements.

SYMPLEX COMMUNICATIONS CORPORATION

Statements of stockholders' equity
Six months ended June 30, 2000 (unaudited)

----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                        Additional
                                                                                                                         Paid-in
                                                                  Common                       Preferred                 Capital
                                                        ----------------------------    ---------------------------
                                                           Shares           Amount         Shares         Amount         Warrants
                                                        ------------      ----------    ------------   ------------    -----------
Balance - December 31, 1999                                8,397,452      $   77,723        1,224,490  $     12,245    $   131,616

 Issuance of common stock, net of $1,478 in costs, -         279,291           2,793
    conversion of debt to equity (Note 3)
 Issuance of common stock, net of $41.51 in costs, -         350,000           3,500
    warrants exercised (Note 8)
 Employee stock purchase plan (Note 10) - Notes
    exercised
 Employee stock purchase plan (Note 10)                      (28,334)           (284)

 Net Income (loss)
                                                        ------------      ----------    ------------   ------------    -----------
Balance - June 30, 2000                                    8,998,409      $   83,732       1,224,490   $     12,245    $   131,616
                                                        ============      ==========    ============   ============    ===========

-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                         Retained
                                                         Additional         Notes          Notes         Earnings
                                                          Paid-in         Receivable     Receivable    (Accumulated
                                                          Capital          Recourse     Non-recourse      Deficit)        Total
                                                        ------------      ----------    ------------   ------------    ------------
Balance - December 31, 1999                             $  6,721,287      $ (22,351)     $ (82,245)    $ (8,097,979)   $ (1,259,704)

 Issuance of common stock, net of $1,478 in costs, -         275,021                                                        277,814
    conversion of debt to equity (Note 3)
 Issuance of common stock, net of $41.51 in costs, -          76,958                                                         80,458
    warrants exercised (Note 8)
 Employee stock purchase plan (Note 10) - Notes                               9,601         82,245                           91,846
    excercised
 Employee stock purchase plan (Note 10)                      (12,466)        12,750                                               -

 Net Income (loss)                                                                                          135,066         135,066
                                                        ------------      ----------    ------------   ------------    ------------
Balance - June 30, 2000                                 $  7,060,800      $        0    $          0   $ (7,962,913)   $   (674,520)
                                                        ============      ==========    ============   ============    ============

See notes to financial statements.

SYMPLEX COMMUNICATIONS CORPORATION

STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                                       Six Months Ended June 30,
                                                                                      2000                  1999
                                                                                  ------------          ------------
                                                                                              (unaudited)
                                                                                  ----------------------------------
Cash flows from operating activities:
  Net income (loss)                                                               $    135,066          $ (1,763,175)

  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
    Allowance for inventory obsolescence                                               (63,866)               49,934
    Depreciation                                                                        29,998                51,652
    Loss (gain) on disposal of assets                                                   33,331                (1,560)
    Amortization of discount on notes payable                                                -                13,902
    Compensation recognized for stock options                                           91,846                     -
    Loss (gain) on forgiveness of debt                                                       -               (14,685)
    Loss on issuance of common stock                                                    80,500                     -
    Changes in assets and liabilities:
      Trade receivables                                                                 51,280             1,037,100
      Inventories                                                                      239,926              (248,273)
      Prepaid expenses and other current assets                                         21,304                39,672
      Trade payables                                                                  (105,702)               (2,236)
      Unearned maintenance revenue                                                       7,342                 8,222
      Accrued expenses                                                                (171,403)              (95,836)
                                                                                  ------------          ------------
           Total adjustments                                                           214,556               837,892
                                                                                  ------------          ------------
           Net cash provided (used) in operating activities                            349,622              (925,283)

Cash flows from investing activities:
      Purchases of property and equipment                                               (9,336)              (41,911)
      Proceeds from sales of equipment                                                   1,870                 1,560
                                                                                  ------------          ------------
           Net cash used in investing activities                                        (7,466)              (40,351)

Cash flows from financing activities:
      Payments on line of credit                                                      (120,708)              (38,767)
      Borrowings (payments) of notes payable                                          (120,000)             (169,265)
      Payments of notes - officers                                                     (50,000)                    -
      Payment of fees related to conversion of equity                                   (1,520)               (2,363)
      Deferred offering and financing costs                                                  -                44,819
      Proceeds (net) from issuance of preferred stock                                        -             1,085,759
                                                                                  ------------          ------------
           Net cash provided (used) by financing activities                           (292,228)              920,183
                                                                                  ------------          ------------

Net increase (decrease) in cash                                                         49,928               (45,451)

Cash - beginning of period                                                              37,735               154,058
                                                                                  ------------          ------------

Cash - end of period                                                              $     87,663          $    108,607
                                                                                  ============          ============

Supplemental disclosure of cash flow information
           Cash paid during the period for interest                               $     98,038          $     44,665
                                                                                  ============          ============

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Conversion of short-term debt to common stock                                  $    279,291          $   (500,000)
                                                                                  ============          ============
   Issuance of common stock as a financing fee                                    $          -          $     19,600
                                                                                  ============          ============
   Cancelled notes receivable and stock held in escrow returned to treasury       $     12,750          $      7,400
                                                                                  ============          ============

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

          Interim unaudited financial statements - Information with respect to June 30, 2000 and 1999, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. The results of operations for the six months ended June 30, 2000 and 1999 are not necessarily indicative of the results of the entire year.

 2.       INVENTORIES

          Inventories as of June 30, 2000 and December 31, 1999 consist of the following:


                                                June 30,      December 31,
                                                  2000           1999
                                               (unaudited)
                                              ------------   --------------

          Raw materials                       $     81,841   $       97,276
          Work-in-process                          432,874          581,922
          Finished goods                           137,838          213,282
                                              ------------   --------------
                                                   652,553          892,480
               Less reserve for obsolescence      (387,501)        (451,368)
                                              ------------   --------------
          Total                               $    265,052   $      441,112
                                              ============   ==============

                      SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to financial statements
--------------------------------------------------------------------------------

 3.       NOTES PAYABLE

          The Company had a line-of-credit agreement, which provided for borrowings up to $500,000 at 2% above the bank's prime rate (prime was 8.5% at March 31, 2000), secured by all assets of the Company. The Company had borrowings against this line-of-credit of $400,000 at December 31, 1999. The line-of-credit agreement matured June 30, 1999 and the bank indicated its unwillingness to renew the line.

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

                       SYMPLEX COMMUNICATIONS CORPORATION

                          Notes to Financial Statements
--------------------------------------------------------------------------------

3.    NOTES PAYABLE - continued

      Notes payable consisted of the following:

                                                                                 June 30,         December 31,
                                                                                   2000               1999
                                                                                (Unaudited)
                                                                               -------------     --------------
      Term note payable. Payments of $60,000 quarterly including interest at prime rate plus 2% (prime was 8.5% at December 31, 1999)
       with final payment due on December 15, 1999. Secured by all assets of  the Company.  On March 2000, a cash payment and the
       issuance of  stock eliminated the note payable.                                     -            120,000

      Term notes payable. Payable upon demand plus interest at 15%.
      Paid in January 2000.                                                                -             50,000
                                                                               -------------     --------------


             Total                                                                         -            170,000
      Unamortized discount                                                                 -
      Less current maturities                                                              -           (170,000)
                                                                               -------------     --------------
      Long term portion                                                        $           -     $            -
                                                                               =============     ==============

 4.   LEASES

      In an effort to improve efficiencies and the bottom line, the Company relocated its operations to two smaller offices in the Ann Arbor area on June 1, 2000. The Company signed new leases that will expire in April and June of 2002. Total rent expense was approximately $51,000 and $57,000 for the six months ended June 30, 2000 and 1999, respectively.


 5.   EMPLOYEE SAVINGS AND RETIREMENT PLAN

      The Company has a 40l(k) Employee Savings and Retirement Plan (the "Plan"), a defined contribution plan, covering substantially all employees. The Plan allows for additional discretionary employer contributions. The Company discontinued employer matching in April 1997.

 6.   RELATED PARTY TRANSACTIONS

      The Company has an agreement with a stockholder under which it annually pays royalties in the amount of 2% of qualified sales or $150,000, whichever is the lesser amount. The total royalty expense was $800 and $1,200 for the six months ended June 30, 2000 and 1999, respectively.

                      SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to financial statements
--------------------------------------------------------------------------------

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

8.    WARRANTS

      In February 1997, the Company entered into an agreement with a private investment group to assist the Company with a Canadian initial public offering. In consideration for the assistance, the Company granted warrants to purchase 233,333 shares of common stock. The warrants vested upon completion of the initial public offering on February 11, 1998. These warrants expired on February 10, 2000, two years from the effective date of the initial public offering. The warrants were exercisable at $1.00 per share for the first twelve months and $1.15 per share thereafter.

      In May 1998, in connection with the issuance of certain subordinated notes payable, the Company issued a warrant to purchase 350,000 shares of common stock at $0.20 per share if exercised by May 18, 1999 and $0.23 per share if exercised by May 18, 2000.

      In May 2000, the Company exercised the warrants on behalf of the private investor and issued 350,000 shares of common stock at $0.23 per share in exchange for an extension of the repurchase of common stock (Note 13). The Company incurred $80,541.51 in interest and fees related to this transaction. $80,500 was incurred by the issuance of 350,000 common stock at $0.23 per share and $41.51 was paid for professional fees.

                      SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to financial statements
--------------------------------------------------------------------------------

9.    SALES

      All of the Company's business is transacted in U.S. dollars and the Company has no foreign currency translation adjustments. Export sales for the six months ended June 30, 2000 and 1999, respectively, were as follows:

                   Three Months Ended June 30,   Six Months Ended June 30,
                     2000               1999      2000              1999
                           (unaudited)                  (unaudited)
                   ---------------------------   --------------------------

      U.S.           $ 244,430      $ 113,188    $ 1,450,461     $ 225,626
      Germany            1,526         53,656         11,824       129,634
      Japan             22,004          1,821         25,604         7,815
      Netherlands       38,171        133,914         73,680       202,147
      Other             52,740         54,670        116,324       168,442
                     ---------         ------    -----------       -------

      Total sales    $ 358,871      $ 357,249    $ 1,677,893     $ 733,664
                     =========      ==========   ===========     =========

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

      During the second quarter of 1997, the Company awarded options, all of which were exercised, to purchase 738,800 shares pursuant to this plan. According to the terms of the employee share purchase program, the stock vested incrementally over 18 months and is held in escrow until vested and the attributable portion of any outstanding note is paid. Of the total shares purchased under this plan, 494,940 were forfeited as of June 30, 2000 pursuant to the vesting provisions. A total of approximately $46,500 was charged to compensation expense over the 18 month vesting period for the 124,039 shares issued with recourse notes based upon the purchase price of $.45 per share and a market price of $.83 per share. The options exercised with non-recourse notes are treated as a variable plan. Compensation expense was recorded over the 18 month vesting period for the 384,316 shares issued with non-recourse notes, computed as the difference between the $.45 per share purchase price plus accrued interest, and the current market price which at the time of issuance was $.83 per share. As of June 2000, no shares remain vested.

                      SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to financial statements
--------------------------------------------------------------------------------

10.   STOCK OPTIONS - continued

      In February 2000, Symplex's Board of Directors authorized the forgiveness of the Promissory Notes (and accrued interest) dated April 1, 1997, which was executed as consideration for the purchase of certain shares of stock of the Company. In addition, the Company agreed to pay all related taxes associated with this transaction on the employee behalf.

      In April 2000, the Company processed the forgiveness of the Promissory Notes for 204,100 shares of common stock and incurred $154,155 in expenses related to this transaction of which $91,846.00 for the recourse and non-recourse notes, $45,784 was for taxes and the $16,525 for interest.

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

      During the year ended December 31, 1997, the Company granted options to purchase 1,284,101 shares of common stock at $1 per share under the April 1997 Plan. Of these shares, 454,367 remain outstanding and fully vested. The remaining options vest over thirty-six months, however, no vesting shall occur prior to six months from the date of grant. Additional grants as of June 30, 2000 under the April 1997 Plan amounted to 948,833 shares. None of the options have been exercised and 929,367 remain outstanding as of June 30, 2000 after taking into effect the cancellation of 1,303,567. On August 14, 1998, the majority of these options granted under the April 1997 Plan were re-priced to $0.31 per common share.

11.   LITIGATION

      The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

      In March 2000, the Company was named as the defendant in a lawsuit filed by a former third party manufacturer. The claim for approximately $200,000 is for unpaid inventory components purchased on Symplex's behalf. Although the Company no longer utilizes this third party manufacturer, it had sparingly purchased these components for its current third party manufacturer. Symplex believes it has an obligation to consume these components. The Company is in active discussions to resolve this matter out of court and believes it has adequately reserved for any exposure. The complaint was filed in Washtenaw County Circuit Court in the State of Michigan.

      On May 23, 2000, a settlement agreement was signed for $120,000. The terms of the settlement required an initial payment of $50,000 upon execution and four monthly payments of $17,500. On June 30, 2000, the Company is in compliance of the settlement agreement.

                      SYMPLEX COMMUNICATIONS CORPORATION

                         Notes to Financial Statements
--------------------------------------------------------------------------------

11.   LITIGATION - continued

      In July 2000, the Company was informed of a judgement dated March 22, 2000 as the defendant in a lawsuit filed by the landlord's in The Hague. The judgement was filed in The Hague. The claim is for arrears of rent in approximately Dfl 82,000.00 or approximately $36,000. Symplex believes it has an obligation for the rent and is adequately reserved for the exposure.

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

      On April 19, 2000 the parties agreed to extend the terms of the repurchase too not later than May 18, 2001. In addition, the private investor may sell the shares to the open market with the proceeds of these sales reducing the Company's total obligation. Also, the Company will attempt to pay an amount greater than the quarterly payment to the private investor reducing the total obligation and the quarterly payments. (Note 3)

14.   SERVICE AGREEMENT

      On June 15, 2000, the Company signed a software development and service agreement with a local engineering firm and transferred its engineering team. The Company will outsource ongoing support of current product lines as well as future development efforts. This relationship will strengthen the Company's ability to take more products to market.

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

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999
-----------------------------------------------------------------------------

Net Sales: Gross sales for the three months ended June 30, 2000 totaled $378,773 before returns of $19,902, for net sales of $358,871 as compared to gross sales of $411,040 before returns of $53,791, for net sales of $357,249 for the same period in 1999. The increase in net sales of $1,625, or 0.5%, can be attributed to an increase in sales in North America of approximately $156,000 of which $80,000 is attributed to the an ongoing service agreement for the customization and enhancement of software and $76,000 to an increase in sales of Datamizer products. This increase was offset by a decline in sales in Europe associated with the closing of our sales office in Europe of $161,00, from both the Datamizer and DirectRoute products and a reduction in product returns in South America of $6,000. In February 2000, the Company entered into a partnership agreement with a leading provider of network access equipment. The agreement provides a worldwide, perpetual, irrevocable, non-exclusive license of the Symplex RO-2 router software and an ongoing service agreement for the customization and enhancement of the software to meet the needs and requirements of the marketplace.

The gross margin for the three months ended June 30, 2000 was $136,778, or 38.1%, as compared to $68,111, or 19.1%, for the comparable period in 1999. The increase in gross margin is attributable to the sales increase in development contracts, which contribute significant gross margins.

Sales and marketing expense: Sales and marketing expenses for the three months ended June 30, 2000 were $62,753 as compared to $254,877 for the comparable three-month period in 1999. This $192,124 decrease is attributable primarily to reduction of in salary of $77,578, European and international expenses of $78,618, advertisement expense of $17,319, travel expenses of $12,762 and miscellaneous expenses of $5,847, associated with the closing of the European facility in 1999.

Research and development expenses: Research and development expenses for the three months ended June 30, 2000 were $59,888 compared to $211,694 for the second quarter of 1999. This $151,806 favorable impact is the result in a significant reduction in salary expense of $95,644 related to new software development and service agreement signed with a local engineering firm, a decrease in outside professional services of $31,760 relating to product development expenses incurred in 1999 and $24,402 for other miscellaneous expenses.

General and administrative and Engineering: General and administrative expenses for the three months-ended June 30, 2000 were $261,634 as compared to $254,293 for the similar period in 1999. The $7,341 increase resulted from a increase in professional fees of $63,891associated with the development agreement signed in the first quarter, offset by an decrease in compensation of $24,816 related to personnel reductions and a decrease in travel expenses, taxes and miscellaneous expenses of $31,734. Engineering expenses for the three months ended June 30, 2000 were $25,236 as compared to $95,813 for the comparable period in 1999. This $70,577 decrease is primarily from a reduction in salary of $41,866, new product test expenses incurred in 1999 of $19,362 and other miscellaneous expense of $9,349.

Net Loss: The Company reported a net loss of $428,327 or $.05 per share for the three months ended June 30, 2000 as compared to a net loss of $838,341 or $.09 per share for the comparable period in 1999. The decrease in the quarterly loss amount results from higher gross margins from the ongoing service agreement for the customization and enhancement of software, reduction in personnel and the closing of the European facility in the later of 1999 offset by an increase in other expenses.

Liquidity and Capital Resources
-------------------------------

In the first six months of 2000 as compared to the corresponding six-month period in 1999, Symplex experienced a significant increase in net income. The Company's operation and financial activities were met for the first six months of 2000 from operating cash flow. In contrast to the first six month of 1999 in which the Company financed its operating loss primarily through a $1.2 million private placement of preferred shares before expenses in the first quarter ended March 31, 1999. The positive cash flow enabled Symplex to execute an agreement to eliminate the notes payable of $120,000 and line of credit of $400,000 in the first quarter ending March 31, 2000.

Operating activities provided cash for the six months ended June 30, 2000 was $349,622 as compared to cash requirement of $925,283 in the corresponding period of 1999. Cash utilized by financing activities through June 30, 2000 totaled $292,228 as compared to $920,183 generated in the corresponding period of 1999. The source of these funds in 1999 was the private placement proceeds of $1,200,000 before expenses, offset by payments of borrowings of $208,032. In a non-cash transaction, the Company issued equity valued at $80,500 in exchange for an extension on the common stock subject to redemption terms.

The Company's cash position has modestly improved. The accounts receivable turnover at June 30, 2000 was 13.7 times annually or approximately 27 days to collection while inventory turnover was 2.9 times annually or approximately 126 days in inventory. Management anticipates that the receivable and inventory turnover ratios will decrease nominally in the remainder of 2000 as revenues return to more normal quarterly levels.

As of June 30, 2000, the Company's principal sources of liquidity were cash of $87,663 and trade receivables of $288,589. The stockholders' equity (deficit) at June 30, 2000 totaled $674,520 as compared to stockholders' equity (deficit) of $1,259,704 at December 31, 1999. At June 30, 2000, the Company had a working capital deficit of $269,157 as compared to a working capital deficit of $910,204 at December 31, 1999.

While the Company has generated an operating profit in the first half of 2000, it also anticipates that the second half of 2000 will generate nominal net income. In the opinion of management, the existing sources of liquidity and the funds generated from anticipated future operations may not be sufficient to meet the Company's second half 2000 projected working capital and other cash requirements. As the Company may require additional capital to satisfy its second half 2000 working capital and other cash requirements, Symplex will continually evaluate the availability and appropriateness of various methods of securing additional financing. There can be no assurances that the Company will seek or successfully obtain additional debt or equity financing or that such financing would not result in substantial dilution to current shareholders.

DIRECTORS, EXECUTIVE OFFICES, PROMOTERS AND CONTROL PERSONS

On April 19, 2000, Symplex Communications Corporation announced the retirement of Gary R. Brock as Symplex's President and Chief Executive Officer. The Board of Directors has appointed Symplex's Director of Marketing, Duane Gardner as Acting President and Chief Executive Officer. Duane Gardner has 15 years of experience in the computer, telecommunications and data networking industry. From July 1985 to November 1990, he worked for Automatic Data Processing (ADP) Network Services, a data communications and information services company. He has been with Symplex since 1990 and has held numerous positions in Sales and Marketing, the most recent as Director of Marketing.

In June 2000, Ms. Patricia Kalmbach resigned as a director of the Company due to too many commitments. Ms. Kalmbach had been a Symplex director for five years.

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

To date, the Company has not experienced any significant problems as a result of the Year 2000. All analysis and testing was performed by the Company's staff, and Symplex did not incur any significant costs to evaluate the Year 2000 issue. In addition, the Company is not aware that any of its suppliers or customers has experienced any significant problems as a result of the Year 2000. As the Year 2000 continues, the Company will continue to assess the impact on Symplex's business, financial condition and results of operations

                                   ********

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         Included as exhibits are the items listed on the Exhibit Index.

(b)      Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the six months ended June 30, 2000.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Symplex Communications Corporation

Date: August 13, 2000           By: /s/ Duane Gardner
                                    -----------------
                                        Duane Gardner
                                        President, Chief Executive Officer
                                        (Principal Executive Officer)

Date: August 13, 2000           By: /s/ Thomas Radigan
                                    ------------------
                                        Thomas Radigan
                                        Chief Financial Officer, Treasurer,
                                        Secretary
                                        (Principal Financial and Accounting
                                        Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                         Description                                      Page
------------------------------------------------------------------------------------
No.
--
3.1         Certificate of Incorporation of the Company, as amended by
            Agreement of Merger by and between the Company and Symplex
            Communications Corporation, a California corporation./(1)/

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

27.1      Financial Data Schedule.

________________________________________

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