Form 10QSB
period 2000-09-30
SYMPLEX COMMUNICATIONS CORP
filed 2000-11-14
CIK 1039920

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      September 30, 2000
                               ------------------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 5(d) OF THE EXCHANGE ACT
       For the Transition period from ______________________________ to
               Commission file number 000-22631
                                      ---------

                      Symplex Communications Corporation
                      ----------------------------------
       (Exact name of small business issuer as specified in its charter)

                    Delaware                      38-3338110
           -------------------------------      -------------
           (State or other jurisdiction of      I.R.S. Employer
           incorporation or organization)       Identification No.)

                 11060 Hi Tech Drive, Whitmore Lake, MI            48189
                 ----------------------------------------------------------
              (Address of principal executive offices)           (Zip Code)

                  (Issuer's telephone number) (734) 449-9370
                                              --------------
  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           [X] Yes   [_] No

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     The number of shares of common stock equivalents, $.01 par value, at
     --------------------------------------------------------------------
     November 14 is 8,998,409
     ------------------------

  Transitional Small Business Disclosure Form (check one): [_] Yes   [X] No

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                 Page No.
                                                                                                               --------
         Item 1. Financial Statements.

              Balance Sheets at September 30, 2000 (unaudited) and December 31, 1999                               3

              Statements of Operations for the Three Months Ended September 30, 2000 (unaudited) and
              1999 (unaudited) and for the Nine Months Ended September 30, 2000 (unaudited)
              and 1999 (unaudited)                                                                                 4

              Statement of Stockholders' Equity for the Nine Months Ended
              September 30, 2000 (unaudited) and Year Ended December 31, 1999                                      5

              Statements of Cash Flows for the Nine Months Ended September 30, 2000 (unaudited)
              and 1999 (unaudited)                                                                                 6

              Notes to Unaudited Financial Statements                                                              7

         Item 2. Management's Discussion and Analysis of Financial Condition                                      15
                     and Results of Operations.

PART II - OTHER INFORMATION                                                                                       19

SIGNATURES                                                                                                        19

INDEX TO EXHIBITS                                                                                                 20

                        PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Information

SYMPLEX COMMUNICATIONS CORPORATION

Balance Sheets
--------------------------------------------------------------------------------------------------------------------
                                                                                       September 30,   December 31,
Assets (Note 3)                                                                             2000           1999
                                                                                        (unaudited)
                                                                                       --------------- -------------
Currents assets
 Cash and cash equivalents                                                                 $ 48,956    $    37,735
 Trade receivables, less allowance for doubtful accounts of $17,370 in 2000 and
 $36,464 in 1999, respectively                                                               34,928        339,869
 Inventories (Note 2)                                                                       206,656        441,112
 Prepaid expenses and other current assets                                                   35,283         51,786
                                                                                       --------------- -------------
           Total current assets                                                             325,823        870,502

Property and equipment
  Machinery and equipment                                                                   744,334      1,709,694
  Office equipment                                                                          128,900        609,999
  Leasehold improvements                                                                      9,336         19,590
                                                                                       --------------- -------------
           Total                                                                            882,570      2,339,283
  Less accumulated depreciation                                                            (794,660)    (2,188,783)
                                                                                       --------------- -------------
           Net property and equipment                                                        87,910        150,500
                                                                                       --------------- -------------
Total assets                                                                               $413,733    $ 1,021,002
                                                                                       =============== =============

Liabilities and stockholders' equity

Current liabilities
  Trade payables                                                                       $    261,847    $   465,540
  Customer deposit                                                                           84,830         41,502
  Accrued bonuses and commissions                                                            61,390        104,523
  Accrued expenses for European operations (Note 11)                                        147,325        187,488
  Accrued contingent liability (Note 11)                                                          -        125,000
  Accrued expenses                                                                          157,664        175,221
  Unearned revenue                                                                           85,114        111,432
  Notes payable - line of credit (Note 3)                                                         -        400,000
  Notes payable - current portion (Note 3)                                                        -        120,000
  Notes payable - officer (Note 3)                                                                -         50,000
                                                                                       --------------- -------------
           Total current liabilities                                                        798,170      1,780,706

           Total liabilities                                                                798,170      1,780,706
                                                                                       --------------- -------------

Common stock issued subject to redemption (Note 14)                                         500,000        500,000

Stockholders' equity (Notes 7, 8, 10 and 14)
  Common stock, $.01 par value; 24,000,000 shares authorized and 8,998,409 shares issued and outstanding at September 30, 2000 and 8,397,452 shares
    issued and outstanding at December 31, 1999                                              83,732         77,723
  Preferred stock, $.01 par value; 6,000,000 shares authorized and 1,224,490
   shares issued and outstanding at September 30, 2000                                       12,245         12,245
  Additional paid-in capital                                                              7,060,800      6,721,287
  Additional paid-in capital - warrants                                                     131,616        131,616
  Notes receivable - recourse                                                                     0        (22,351)
  Notes receivable - non-recourse                                                                 0        (82,245)
  Retained earnings (accumulated deficit)                                                (8,172,830)    (8,097,979)
                                                                                       --------------- -------------
           Total stockholders' equity (deficit)                                            (884,437)    (1,259,704)

                                                                                       --------------- -------------
Total liabilities and stockholders' equity                                             $    413,733    $ 1,021,002
                                                                                       =============== =============

                      See notes to financial statements.

SYMPLEX COMMUNICATIONS CORPORATION



Statements of Operations
----------------------------------------------------------------------------------------------------------------------------

                                                    Three Months Ended September 30,      Nine Months Ended September 30,
                                                         2000              1999               2000               1999
                                                   ----------------- -----------------  -----------------  -----------------
                                                              (unaudited)                           (unaudited)
                                                   -----------------------------------  ------------------------------------
Net sales and revenue (Note 9)
  Manufactured products                            $        24,040   $       257,888    $       426,575    $       909,224
  Licensing                                                      -                 -          1,000,000                  -
  Development fees                                          22,400                 -            229,723                  -
  Maintenance contracts and service                         35,239            51,915            103,274            134,240
                                                   ----------------- -----------------  -----------------  -----------------
           Total net sales and revenues                     81,679           309,803          1,759,572          1,043,464

Costs and expenses
  Cost of products sold                                    104,522           447,277            500,216            962,418
  Selling and marketing                                     42,630           271,456            181,971            797,028
  General and administrative                                97,520           153,609            624,641            758,824
  Research and development                                  12,849           138,881            227,166            614,103
  Engineering                                                    -            36,242             63,900            235,491
  Service                                                   15,782            31,271             57,136            158,440
                                                   ----------------- -----------------  -----------------  -----------------
            Total costs and expenses                       273,303         1,078,736          1,655,030          3,526,304

                                                   ----------------- -----------------  -----------------  -----------------
Operating income (loss)                                   (191,624)         (768,933)           104,542         (2,482,840)
                                                   ----------------- -----------------  -----------------  -----------------

Other income (expense)
  Interest expense                                          (1,068)          (13,932)           (89,975)           (57,924)
  Amortization of discount on notes payable                      -            (6,951)                 -            (20,853)
  Other income (expense)                                   (17,225)          (16,495)           (89,418)            (7,869)
                                                   ----------------- -----------------  -----------------  -----------------
           Total other income and Expenses                 (18,293)          (37,378)          (179,393)           (86,646)
                                                   ----------------- -----------------  -----------------  -----------------

Net income (loss)                                  $      (209,917)  $      (806,311)   $       (74,851)   $    (2,569,486)
                                                   ================= =================  =================  =================

                                                   ================= =================  =================  =================
Income (loss) per basic common share               $         (0.02)  $         (0.08)   $         (0.01)   $         (0.27)
                                                   ================= =================  =================  =================

Weighted average common shares outstanding               8,998,409         9,689,125          8,744,089          9,448,404
                                                   ================= =================  =================  =================

                      See notes to financial statements.

SYMPLEX COMMUNICATIONS CORPORATION

Statements of stockholders' equity
Nine months ended September 30, 2000 (unaudited)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                                      Additional
                                                                                                                       Paid-in
                                                                  Common                       Preferred               Capital
                                                        ----------------------------  --------------------------
                                                           Shares         Amount        Shares          Amount         Warrants
                                                        -----------     ----------    -----------     ----------     -----------
Balance - December 31, 1999                               8,397,452      $  77,723      1,224,490      $  12,245       $ 131,616

  Issuance of common stock, net of $1,478 in costs, -
     conversion of debt to equity (Note 3)                  279,291          2,793
  Issuance of common stock, net of $42 in costs, -          350,000          3,500
     warrants exercised (Note 8)
  Employee stock purchase plan (Note 10) - Notes
     excercised
  Employee stock purchase plan (Note 10)                    (28,334)          (284)
  Net Income (loss)
                                                        -----------     ----------    -----------     ----------     -----------
Balance - September 30, 2000                              8,998,409      $  83,732      1,224,490      $  12,245       $ 131,616
                                                        ===========     ==========    ===========     ==========     ===========

                                                       --------------------------------------------------------------------------

                                                                                                        Retained
                                                         Additional       Notes          Notes          Earnings
                                                          Paid-in       Receivable     Receivable     (Accumulated

                                                          Capital        Recourse     Non-recourse      Deficit)         Total
                                                       -------------  ------------    -------------    -------------  -------------
Balance - December 31, 1999                            $   6,721,287  $    (22,351)   $     (82,245)   $ (8,097,979)  $  (1,259,704)

  Issuance of common stock, net of $1,478 in costs, -
     conversion of debt to equity (Note 3)                   275,021                                                        277,814
  Issuance of common stock, net of $42 in costs, -
     warrants exercised (Note 8)                              76,958                                                         80,458
  Employee stock purchase plan (Note 10) - Notes
     excercised                                                              9,601           82,245                          91,846
  Employee stock purchase plan (Note 10)                     (12,466)       12,750                                                -

  Net Income (loss)                                                                                         (74,851)        (74,851)
                                                       -------------  ------------    -------------    ------------   -------------
Balance - September 30, 2000                           $   7,060,800  $          0    $           0    $ (8,172,830)  $    (884,437)
                                                       =============  ============    =============    ============   =============

See notes to financial statements.

SYMPLEX COMMUNICATIONS CORPORATION

STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      Nine Months Ended September 30,
                                                                                         2000                1999
                                                                                   ------------------  ------------------
                                                                                                (unaudited)
                                                                                   --------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                                $       (74,851)    $    (2,569,486)
  Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
    Allowance for inventory obsolescence                                                   (65,722)            157,434
    Depreciation                                                                            39,267              77,896
    Loss (gain) on disposal of assets                                                       33,331              (1,560)
    Amortization of discount on notes payable                                                    -              20,853
    Compensation recognized for stock options                                               91,846                   -
    Loss (gain) on forgiveness of debt                                                           -             (14,685)
    Loss on stock issued for extension of repurchase option                                 80,500                   -
    Changes in assets and liabilities:
      Trade receivables                                                                    304,941           1,162,865
      Inventories                                                                          300,178             (20,846)
      Prepaid expenses and other current assets                                             16,503              29,789
      Trade payables                                                                      (203,693)             54,221
      Unearned maintenance revenue                                                         (26,318)             22,024
      Accrued expenses                                                                    (182,525)             75,861
                                                                                   ------------------  ------------------
           Total adjustments                                                               388,308           1,563,852
                                                                                   ------------------  ------------------
           Net cash provided (used) in operating activities                                313,457          (1,005,634)

Cash flows from investing activities:
       Purchases of property and equipment                                                 (11,878)            (43,410)
       Proceeds from sales of equipment                                                      1,870               1,560
                                                                                   ------------------  ------------------
           Net cash used in investing activities                                           (10,008)            (41,850)

Cash flows from financing activities:
         Payments on line of credit                                                       (120,708)            (38,767)
         Borrowings (payments) of notes payable                                           (120,000)           (169,265)
         Payments of notes - officers                                                      (50,000)                  -
         Payment of fees related to conversion of equity                                    (1,520)             (2,363)
         Deferred offering and financing costs                                                   -              44,819
         Proceeds (net) from issuance of preferred stock                                         -           1,085,759
                                                                                   ------------------  ------------------
           Net cash provided (used) by financing activities                               (292,228)            920,183
                                                                                   ------------------  ------------------

Net increase (decrease) in cash                                                             11,221            (127,301)

Cash - beginning of period                                                                  37,735             154,058
                                                                                   ------------------  ------------------
Cash - end of period                                                                $       48,956      $       26,757
                                                                                   ==================  ==================

Supplemental disclosure of cash flow information
         Cash paid during the period for interest                                  $       116,788      $       44,665
                                                                                   ==================  ==================

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Conversion of short-term debt to common stock                                   $       279,291      $     (500,000)
                                                                                   ==================  ==================
   Issuance of common stock as a financing fee                                     $             -     $        19,600
                                                                                   ==================  ==================
   Cancelled notes receivable and stock held in escrow returned to treasury        $        12,750     $         9,770
                                                                                   ==================  ==================

                      See notes to financial statements.

                      SYMPLEX COMMUNICATIONS CORPORATION

                    Notes to Unaudited Financial Statements
--------------------------------------------------------------------------------

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

      Interim unaudited financial statements - Information with respect to September 30, 2000 and 1999, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. The results of operations for the nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results of the entire year.

2.    INVENTORIES

      Inventories as of September 30, 2000 and December 31, 1999 consist of the following:

                                                September 30,     December 31,
                                                    2000              1999
                                                 (unaudited)
                                               ---------------  ----------------
      Raw materials                               $   81,841      $     97,276
      Work-in-process                                394,168           581,922
      Finished goods                                 108,930           213,282
                                               ---------------   ---------------
                                                     584,939           892,480
           Less reserve for obsolescence            (378,283)         (451,368)
                                               ---------------   ---------------
      Total                                      $   206,656      $    441,112
                                               ===============  ================

                      SYMPLEX COMMUNICATIONS CORPORATION

                    Notes to Unaudited Financial Statements
--------------------------------------------------------------------------------

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

      In May 1998, the Company secured $500,000 in term note borrowings from a private investor. The principal balance on the two-year note bears interest at 15% payable quarterly with the entire principal balance due in May 2000. In consideration of the borrowing, the Company issued to the lender a warrant to purchase 350,000 shares of common stock at an exercise price of $.20 per share in year one and $.23 per share in year two. In quarter one 1999, the Company entered into an agreement with the private investor to issue 625,000 shares of common stock in exchange for the settlement of the $500,000 note payable. With the conversion of the note to equity, the related unamortized discount was reclassed to paid-in-capital. As part of the agreement, 500,000 shares are subject to redemption (Note 14).

      In October 1999, the Company executed a demand promissory note for $50,000 payable to the President of the Company. The principal balance bears interest at 15%. The note was paid in January 2000.

                      SYMPLEX COMMUNICATIONS CORPORATION

                    Notes to Unaudited Financial Statements
--------------------------------------------------------------------------------

3.    NOTES PAYABLE- continued

      Notes payable consisted of the following:

                                                                         September 30,      December 31,
                                                                              2000              1999
                                                                          (unaudited)
                                                                         --------------     -------------
    Term note payable. Payments of $60,000 quarterly including interest at prime rate plus 2% (prime was 8.5% at December
      31, 1999) with final payment due on December 15, 1999.
      Secured by all assets of the Company.  On March 2000, a
      cash payment and the issuance of stock eliminated the
      note payable.                                                                   -           120,000

      Term notes payable. Payable upon demand plus interest at 15%.
      Paid in January 2000.                                                                        50,000
                                                                         --------------     -------------

             Total                                                                    -           170,000
      Unamortized discount                                                            -                 -
      Less current maturities                                                         -          (170,000)
                                                                         --------------     -------------

      Long term portion                                                  $            -      $          -
                                                                         ==============     =============

4.    LEASES

      In an effort to improve efficiencies and the bottom line, the Company relocated its operations to two smaller offices in the Ann Arbor area on June 1, 2000. The Company signed new leases that will expire in April and June of 2002. Total rent expense was approximately $59,000 and $86,000 for the nine months ended September 30, 2000 and 1999, respectively.

5.    EMPLOYEE SAVINGS AND RETIREMENT PLAN

      The Company has a 40l(k) Employee Savings and Retirement Plan (the "Plan"), a defined contribution plan, covering substantially all employees. The Plan allows for additional discretionary employer contributions. The Company discontinued employer matching in April 1997.

6.    RELATED PARTY TRANSACTIONS

      The Company has an agreement with a stockholder under whom it annually pays royalties in the amount of 2% of qualified sales or $150,000, whichever is the lesser amount. The total royalty expense was $1,100 and $1,500 for the nine months ended September 30, 2000 and 1999, respectively.

                      SYMPLEX COMMUNICATIONS CORPORATION

                    Notes to Unaudited Financial Statements
--------------------------------------------------------------------------------

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

      In May 1998, in connection with the issuance of certain subordinated notes payable, the Company issued a warrant to purchase 350,000 shares of common stock at $0.20 per share if exercised by May 18, 1999 and $0.23 per share if exercised by May 18, 2000. In May 2000, the Company exercised the warrants on behalf of the private investor and issued 350,000 shares of common stock at $0.23 per share in exchange for an extension of the repurchase of common stock (Note 14). The Company incurred $80,541.51 in interest and fees related to this transaction. $80,500 was incurred by the issuance of 350,000 common stock at $0.23 per share and $41.51 was paid for professional fees.

                      SYMPLEX COMMUNICATIONS CORPORATION

                    Notes to Unaudited Financial Statements
--------------------------------------------------------------------------------

9.    SALES

      All of the Company's business is transacted in U.S. dollars and the Company has no foreign currency translation adjustments. Export sales for the nine months ended September 30, 2000 and 1999, respectively, were as follows:

                              Three Months Ended September 30,      Nine Months Ended September 30,
                                   2000                1999             2000               1999
                                         (unaudited)                          (unaudited)
                            -----------------------------------  --------------------------------------
      U.S.                        $ 48,000         $  109,000           $ 1,498,000       $   335,000
      Germany                       21,000             22,000                33,000           152,000
      Japan                          6,000              3,000                32,000            11,000
      Netherlands                    7,000            103,000                81,000           305,000
      Other                              -             73,000               116,000           240,000
                                ----------         ----------           -----------       -----------

      Total sales               $   82,000         $  310,000           $ 1,760,000       $ 1,043,000
                                ==========         ==========           ===========       ===========

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

      During the second quarter of 1997, the Company awarded options, all of which were exercised, to purchase 738,800 shares pursuant to this plan. According to the terms of the employee share purchase program, the stock vested incrementally over 18 months and is held in escrow until vested and the attributable portion of any outstanding note is paid. Of the total shares purchased under this plan, 494,940 were forfeited as of September 30, 2000. A total of approximately $46,500 was charged to compensation expense over the 18-month vesting period for the 124,039 shares issued with recourse notes based upon the purchase price of $.45 per share and a market price of $.83 per share. The options exercised with non-recourse notes are treated as a variable plan. Compensation expense was recorded over the 18-month vesting period for the 614,761 shares issued with non-recourse notes, computed as the difference between the $.45 per share purchase price plus accrued interest, and the current market price which at the time of issuance was $.83 per share. As of September 2000, no shares remain vested.

                      SYMPLEX COMMUNICATIONS CORPORATION

                    Notes to Unaudited Financial Statements
--------------------------------------------------------------------------------

10.   STOCK OPTIONS - continued

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

      In April 2000, the Company processed the forgiveness of the Promissory Notes for 204,100 shares of common stock and incurred $154,155 in expenses related to this transaction of which $91,846 for the recourse and non-recourse notes, $45,784 was for taxes and the $16,525 for interest.

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

      During the year ended December 31, 1997, the Company granted options to purchase 1,284,101 shares of common stock at $1 per share under the April 1997 Plan. Of these shares, 215,325 are fully vested. The remaining options vest over thirty-six months, however, no vesting shall occur prior to six months from the date of grant. Additional grants as of September 30, 2000 under the April 1997 Plan amounted to 948,833 shares. None of the options have been exercised and 455,325 remain outstanding as of September 30, 2000 after taking into effect the cancellation of 1,777,609. In August 1998, the Company re-priced the exercise price to $0.31 per common share for the majority of these options.

11.   LITIGATION

      The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters may have a material adverse effect on the Company's financial position, results of operations or liquidity.

      In March 2000, the Company was named as the defendant in a lawsuit filed by a former third party manufacturer. The claim for approximately $200,000 is for unpaid inventory components purchased on Symplex's behalf. Although the Company no longer utilizes this third party manufacturer, it had sparingly purchased these components for its current third party manufacturer. Symplex believes it has an obligation to consume these components. The Company is in active discussions to resolve this matter out of court and believes it has adequately reserved for any exposure. The complaint was filed in Washtenaw County Circuit Court in the State of Michigan. On May 23, 2000, a settlement agreement was signed for $120,000. The terms of the settlement required an initial payment of $50,000 upon execution and four monthly payments of $17,500. In September 2000, the Company executed the agreement as specified in the settlement and the Company was discharged from the claim.

                      SYMPLEX COMMUNICATIONS CORPORATION

                    Notes to Unaudited Financial Statements
================================================================================

11.   LITIGATION- continued

      In July 2000, the Company was informed of a judgement dated March 22, 2000 as the defendant in a lawsuit filed by the landlord's in The Hague. The judgement was filed in The Hague. The claim is for arrears of rent in approximately Dfl 82,000.00 or approximately $36,000. Symplex believes it has an obligation for the rent and is adequately reserved for the exposure.

12.   SERVICE AGREEMENT

      On June 15, 2000, the Company signed a software development and service agreement with a local engineering firm, LeapPoint Technologies Inc. ("LeapPoint") and transferred its engineering team. The Company will outsource ongoing support of current product lines as well as future development efforts.

      On August 23, 2000, the agreement was terminated for breach of contract. In September 2000, the Company and LeapPoint were in renegotiations for a new contract and during the interim LeapPoint is continuing to support our product lines on an as needed basis. If a new contract with LeapPoint is not established the ongoing support of current product lines and current development partnerships will be in jeopardy.

13.   DEVELOPMENT CONTRACT

      In November 1999, the Company entered into a partnership agreement with a provider of network access equipment to develop customized DSL (Digital Subscriber Line) versions of Symplex's RO-2. The completion date of the development work was the second quarter of 2000. In 1999, the Company received $200,000 related to the partial completion of the contract, recognizing $120,000 in development fee income and deferring the remaining $80,000. The deferred development fee income of $80,000 was recognized in the three months ending March 31, 2000. If the Company does not renegotiate a new contract with LeapPoint to complete the balance of the contract, the partnership agreement will be in jeopardy and possibly lead to litigation. (Note 12)

14.   COMMON STOCK ISSUED SUBJECT TO REDEMPTION

      As an Amendment to the Share for Debt Agreement, in which the Company entered into an agreement with a private investor to issue 625,000 shares of common stock in exchange for the settlement of a $500,000 note payable (Note 3), the private investor granted to the Company the option to purchase 500,000 common shares of the Company at the option price of $1.00 per share on or before May 18, 2000. As consideration for this option, the Company is required to pay $18,750 quarterly, which began in February 1999. The foregoing notwithstanding, the Company is obligated to purchase from the private investor the 500,000 common shares pursuant to the terms of the option no later than May 18, 2000.

      The Company incurred $92,425 in fees related to this transaction. $90,000 was incurred by the issuance of 125,000 common stock at the ten-day trailing average stock price as quoted on the Canadian Venture Exchange and $2,425 was paid for professional fees.

                      SYMPLEX COMMUNICATIONS CORPORATION

                    Notes to Unaudited Financial Statements
================================================================================

14.   COMMON STOCK ISSUED SUBJECT TO REDEMPTION - continued

      On April 19, 2000 the parties agreed to extend the terms of the repurchase to no later than May 18, 2001. In addition, the private investor may sell the shares to the open market with the proceeds of these sales reducing the Company's total obligation. Also, the Company will attempt to pay an amount greater than the quarterly payment to the private investor reducing the total obligation and the quarterly payments.

                                    ******

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

The following discussion should be read in conjunction with the selected financial data and the financial statements and notes thereto filed herewith.

The statements contained in this report, if not historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. These risks and uncertainties include, among others, the level and rate of growth in the Company's operations, the capital requirements of Symplex and the ability of the Company to achieve earnings per share growth through internal investment, strategic alliances, joint ventures and other methods. The success of the Company's business operations is in part dependent on factors such as the effectiveness of the Company's sales and marketing strategies to reengage with its Datamizer installed base, the appeal of the Company's family of products, the Company's success at entering into and collaborating with others to create effective strategic alliances and joint ventures, general competitive conditions within the telecommunications market and general economic conditions. Further, any forward looking statements speak only as of the date on which such statement was made, and the Company undertakes no obligation to update any forward looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events. Therefore, forward looking statements should not be relied upon as a prediction of actual future results.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September
------------------------------------------------------------------------------
30, 1999
--------

Net Sales: Gross sales for the three months ended September 30, 2000 totaled $108,320 before returns of $26,641, for net sales of $81,679 as compared to gross sales of $339,680 before returns of $29,877, for net sales of $309,803 for the same period in 1999. The decrease in net sales of $228,124, or 74%, is primarily from declined international revenue associated with the closing of our sales office in Europe and a decrease in service agreements for the customization and enhancement of software. In February 2000, the Company entered into a partnership agreement with a leading provider of network access equipment. The agreement provides a worldwide, perpetual, irrevocable, non-exclusive license of the Symplex RO-2 router software and an ongoing service agreement for the customization and enhancement of the software to meet the needs and requirements of the marketplace. Upon the termination of the service contract with LeapPoint, the Company, with the approval of the partnership, transferred the ongoing service agreement for the customization and enhancement of the software to LeapPoint.

The gross margin for the three months ended September 30, 2000 was $(22,843), or (28.0)%, as compared to $(137,474), or (44.4)%, for the comparable period in 1999. The increase in gross margin is attributable primarily to a inventory obsolescence expense recorded in the three months ended September 30, 1999 of $210,000 offset by a reduction in revenue for the three months ended September 30, 2000.

Sales and marketing expense: Sales and marketing expenses for the three months ended September 30, 2000 were $42,630 as compared to $271,456 for the comparable three-month period in 1999. This $228,826 decrease is attributable primarily to the decision of the Company to close its Europe office in The Hague, The Netherlands, in the third quarter of 1999. The cost saving associated with closing the European operations is $201,824 of which $91,824 is related to operational expenses and $110,000 to a reserve expensed in the three months ended September 30, 1999. The balance of $27,002 can be attributed to a reduction in compensation expense in domestic operations.

Research and development expenses: Research and development expenses for the three months ended September 30, 2000 were $12,849 compared to $138,881 for the third quarter of 1999. This $126,032 favorable decline results primarily from the decrease in compensation expense coinciding with the signing of a software development and service agreement with LeapPoint and transferring the engineering team.

General and administrative, Engineering and Service expenses: General and administrative expenses for the three months-ended September 30, 2000 were $97,520 as compared to $153,609 for the similar period in 1999. The $56,089 decrease resulted primarily from a decrease in compensation expense. Engineering expenses for the three months ended September 30, 2000 were $0 as compared to $36,242 for the comparable period in 1999. This $36,242 decrease resulted primarily from a decrease in compensation expenses and transferring the engineers to LeapPoint for outsourcing ongoing technical support. Service expenses for the three months ended September 30, 2000 were $15,782 as compared to $31,271 for the similar period in 1999. The $15,489 decrease resulted from a decrease in compensation expenses.

Net Loss: The Company reported a net loss of $209,917 or $.02 per share for the three months ended September 30, 2000 as compared to a net loss of $806,311 or $.08 for the comparable period in 1999. The decrease in the quarterly loss results from a decrease in international sales and the effort to reduce operating expenses in anticipation of the Company redirecting its efforts in pursuit of licensing opportunities and providing custom technology solutions. Further, the inventory adjustment of $210,000 and the reserve of $110,000 for the Europe office closing negatively impacted the results of operations for the three months ended September 30, 1999.

Liquidity and Capital Resources
-------------------------------

In the first nine months of 2000 as compared to the corresponding nine-month period in 1999, Symplex experienced a significant increase in net income. The Company's operation and financial activities were met for the first nine months of 2000 from operating cash flow. The positive cash flow enabled Symplex to execute an agreement to eliminate the notes payable of $120,000 and line of credit of $400,000 in the first quarter ending March 31, 2000. In contrast to the first nine month of 1999 in which the Company financed its operating loss primarily through a $1.2 million private placement of preferred shares before expenses and executed a non-cash conversion of face value debt financing of $500,000 to 625,000 common shares of equity in the first quarter ended March 31, 1999.

Operating activities provided cash for the nine months ended September 30, 2000 of $313,457 as compared to cash requirement of $1,005,634 in the corresponding period of 1999. Cash utilized by financing activities through September 30, 2000 totaled $292,228 as compared to $920,183 generated in the corresponding period of 1999. The source of these funds in 1999 was a private placement proceeds of $1.2 million before expenses, offset by payments on borrowings of $208,032.

The Company's cash position has modestly improved but the existing sources of liquidity and the funds generated from anticipated future operations will not be sufficient to meet the Company's projected cash requirements for 4/th/ quarter 2000. The accounts receivable turnover at September 30, 2000 was 5.5 times annually or approximately 67 days to collection while inventory turnover was 4.2 times annually or approximately 88 days in inventory. These ratios represent a decline over prior periods due to a reduction in revenue in the current quarter and the Company aggressively emphasizing the collection of account receivables in prior quarters.

As of September 30, 2000, the Company's principal sources of liquidity were cash of $48,956 and trade receivables of $34,928. The stockholders' equity (deficit) at September 30, 2000 totaled $(884,437) as compared to stockholders' equity (deficit) of $(1,259,704) at December 31, 1999. At September 30, 2000, the Company had a working capital deficit of $472,347 as compared to a working capital deficit of $910,204 at December 31, 1999. The Company has experienced difficulties in remitting trade payables in a timely manner causing some of these significantly aged accounts to threaten more aggressive collection actions, including litigation.

In the opinion of management, the existing sources of liquidity and the funds generated from anticipated future operations will not be sufficient to meet the Company's 4th quarter 2000 projected working capital and other cash requirements. As the Company will require additional capital to satisfy its working capital and other cash requirements, Symplex will continually evaluate the availability and appropriateness of various methods of securing additional financing. There can be no assurances that the Company will seek or successfully obtain additional debt or equity financing or that such financing would not result in substantial dilution to current shareholders. If the Company is unable to raise sufficient additional capital during the 4/th/ quarter 2000, its ability to maintain operations, continue product development and to generate revenue growth will be adversely impacted.

On October 13, 2000, the Company announced that immediate action be taken to explore the sale, in whole or in parts, the assets of the company to raise funds to meet the Company's cash requirements. Merging with a private company will also be explored. U.S. telecommunication companies have been targeted, in addition to international companies operating in China, India, and South America.

DIRECTORS, EXEUTIVE OFFICES, PROMOTERS AND CONTROL PERSONS

On April 19, 2000, Symplex Communications Corporation announced the retirement of Gary R. Brock as Symplex's President and Chief Executive Officer. The Board of Directors appointed Symplex's Director of Marketing, Duane Gardner as Acting President and Chief Executive Officer.

On September 19, 2000, the Board of Directors appointed Tom Mayer on an interim basis as President and CEO. Tom Mayer is a long-term member of the board and was the President and CEO of Symplex in 1997. He has experience with many high tech companies and has served as Chairman of the Board and CEO of a Nasdaq Company. The Board also announced the previous election of Mark Wilkie to the Board. Mr. Wilkie holds a Business degree from the University of Michigan and a Juris Doctorate degree from Wayne State University. He is the owner of a building materials company that has grown to a controlling interest in nine companies, resulting in over $100 million in sales in 1999 and a founding and current Board member of the Drake Group LLC.

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

To date, the Company has not experienced any significant problems as a result of the Year 2000. The Company's staff performed all analysis and testing, and Symplex did not incur any significant costs to evaluate the Year 2000 issue. In addition, the Company is not aware that any of its suppliers or customers has experienced any significant problems as a result of the Year 2000. As the Year 2000 continues, the Company will continue to assess the impact on Symplex's business, financial condition and results of operations.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         Included as exhibits are the items listed on the Exhibit Index.

(b)      Reports on Form 8-K.

         The Company filed the following report on Form 8-K during the nine months ended September 30, 2000.

                (1) Report on Form 8-K dated September 19, 2000, announced the appointment of an interim president and a new board member, that Company would take action to explore the sale, in whole or in parts, the assets of the Company and a decrease in revenues and a net loss in comparison to September 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Symplex Communications Corporation

Date: November 14, 2000      By: /s/ Thomas Mayer
                                 ----------------
                             Thomas Mayer
                             Acting President, Acting Chief Executive Officer
                             (Principal Executive Officer)

                                INDEX TO EXHIBITS

Exhibit
Number      Description                                           Page No.
--------------------------------------------------------------------------

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

10.4 Letter Agreement dated February 12, 1997 between the Company and Opus Capital, LLP./(1)/

10.5 Manufacturing Services Agreement dated July 5, 1995 between the Company and IEC Electronics Corp./(1)/

10.6 Restructure Agreement dated March 25, 1997 between the Company and Michigan National Bank./(1)/

10.7        Business Loan Agreement and Addendum to Business Loan
            Agreement, each dated March 25, 1997, between the Company and Michigan National Bank./(1)/

27.1        Financial Data Schedule.

                                INDEX TO EXHIBITS

Exhibit
Number            Description                                        Page No.
-----------------------------------------------------------------------------

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